Form 10-Q
period 2022-03-31
VS Trust
filed 2022-05-16
CIK 1793497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2022.

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                      to                     .

Commission file number: 001-34200

VS Trust

(Exact name of registrant as specified in its charter)

Delaware	84-6704517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Volatility Shares LLC

2000 PGA Boulevard, Suite 4440

Palm Beach Gardens, FL. 33408

(Address of principal executive offices) (Zip Code)

(866) 261-0273

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
-1x Short VIX Futures ETF	SVIX	Cboe BZX Exchange
2x Long VIX Futures ETF	UVIX	Cboe BZX Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes ☒ No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes ☐ No

As of March 31, 2022, the registrant had 620,000 shares of common stock, $0 par value per share, outstanding.

VS Trust

i

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

-1x Short VIX Futures ETF

STATEMENT OF FINANCIAL CONDITION

March 31, 2022 (unaudited)
Assets:
Investments in securities, at market value (Cost $895,044)	$895,044
Receivable for shares sold	4,018,702
Segregated cash balances with brokers for futures contracts	1,437,401
Interest receivable	7
Other receivable	765
Total assets	6,351,919

Liabilities and shareholder’s equity:
Liabilities
Due to custodian	862,580
Payable to Sponsor	110
Variation margin payable	108,376
Administrative, accounting and custodian fees payable	544
Professional fees payable	759
Licensing and registration fees payable	340
Total liabilities	972,709
Shareholders’ equity
Shareholders’ equity	5,379,210
Total liabilities and shareholders’ equity	$6,351,919

Calculation of Net Asset Value Per Share:
Net assets	$5,379,210
Shares outstanding (unlimited shares of beneficial interest authorized, no par value)	380,000
Net asset value, redemption and offering price per share	$14.16

Market value per share (Note 2)	$14.04

See accompanying notes to financial statements.

-1x Short VIX Futures ETF

SCHEDULE OF INVESTMENT

March 31, 2022

(unaudited)

Shares		Value
SHORT TERM INVESTMENT – 16.16
Money Market Fund – 16.6%
895,044	First American Funds Inc, 0.18%(a)	$895,044
	TOTAL SHORT TERM INVESTMENT (Cost $895,044)	$895,044
	Total Investment (Cost $895,044) – 16.6%	$895,044
	Other Assets in Excess of Liabilities – 83.4%(b)	4,484,166
	TOTAL NET ASSETS - 100.0%	$5,379,210

Percentages are stated as a percent of net assets.

(a)	Represents annualized seven-day yield at March 31, 2022.
(b)	$1,329,025 of cash is pledged as collateral for futures contracts.

Short Futures Contracts

March 31, 2022 (Unaudited)

Contracts		Unrealized Appreciation/ (Depreciation)
(116)	CBOE VIX Futures
	Expiring May 2022 (Underlying Face Amount at Market Value $2,882,600)	$(55,538)
(107)	CBOE VIX Futures
	Expiring April 2022 (Underlying Face Amount at Market Value $2,482,400)	(79,738)
		$(135,277)

See accompanying notes to financial statements.

-1x Short VIX Futures ETF

STATEMENT OF OPERATIONS

(unaudited)

For the Period Ended March 31, 2022^
Investment Income:
Interest income	$7
Total investment income	7
Expenses:
Management fees	110
Administrative, accounting and custodian fees	544
Professional fees	759
Licensing and registration fees	340
Broker interest expense	47
Total expenses	1,800
Net investment loss	(1,793)
Realized and unrealized loss on investment activity:
Net realized loss on:
Futures contracts	(4,078)
Change in net unrealized appreciation (depreciation) of:
Futures contracts	(135,277)
Net realized and unrealized loss on investment activity	(139,355)
Net loss	$(141,148)

^	The Fund commenced operations on March 28, 2022.

See accompanying notes to financial statements.

-1x Short VIX Futures ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

For the Period Ended March 31, 2022^
Shareholders’ equity, beginning of period (0 shares)	$-
Sale of shares (380,000)	5,520,358
Net investment loss	(1,793)
Net realized loss	(4,078)
Change in net unrealized depreciation	(135,277)
Net loss	(141,148)
Shareholders’ equity, end of period (380,000 shares)	$5,379,210

^	The Fund commenced operations on March 28, 2022.

See accompanying notes to financial statements.

-1x Short VIX Futures ETF

STATEMENT OF CASH FLOWS

(unaudited)

Period Ended March 31, 2022^
Cash flow from operating activities
Net loss	$(1,793)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of investments	(895,044)
Proceeds from sales of investments
Realized losses on sales of investments and futures contracts	(4,078)
Change in unrealized appreciation (depreciation) on investments and futures contracts	(135,277)
Increase in deposits at broker for futures contracts	(1,437,401)
Increase in receivable for shares sold	(4,018,702)
Increase in interest receivable	(7)
Increase in other receivables	(765)
Increase in payable to Sponsor	110
Increase in variation margin payable	108,376
Increase in administrative, accounting and custodian fees payable	544
Increase in professional fees payable	759
Increase in licensing and registration fees payable	340
Net cash used in operating activities	(6,381,145)
Cash flow from financing activities
Proceeds from shares sold	5,520,358
Net cash provided by financing activities	5,520,358
Net decrease in cash	(862,580)
Cash, beginning of period	-
Cash, end of period	$(862,580)

^	The Fund commenced operations on March 28, 2022.

See accompanying notes to financial statements.

2x Long VIX Futures ETF

STATEMENT OF FINANCIAL CONDITION

March 31, 2022 (unaudited)
Assets:
Investments in securities, at market value (Cost $496,282)	$496,282
Receivable for shares sold	2,219,224
Segregated cash balances with brokers for futures contracts	2,385,068
Variation margin receivable	224,321
Other receivable	200
Interest receivable	4
Total assets	5,325,099

Liabilities and shareholders’ equity:
Liabilities
Due from other	1,177,794
Due to custodian	151,213
Payable to Sponsor	138
Administrative, accounting, and custodian fees payable	544
Professional fees payable	759
Licensing and registration fees expenses payable	340
Total liabilities	1,330,788
Shareholders’ equity
Shareholders’ equity	3,994,311
Total liabilities and shareholders’ equity	$5,325,099

Calculation of Net Asset Value Per Share:
Net assets	3,994,311
Shares outstanding (unlimited shares of beneficial interest authorized, no par value)	240,000
Net asset value, redemption and offering price per share	$16.64

Market value per share (Note 2)	$16.86

See accompanying notes to financial statements.

2x Long VIX Futures ETF

SCHEDULE OF INVESTMENT

March 31, 2022

(unaudited)

Shares		Value
SHORT TERM INVESTMENT – 12.4%
Money Market Fund – 12.4%
496,282	First American Funds Inc., 0.18%(a)	$496,282
	TOTAL SHORT TERM INVESTMENT (Cost $496,282)	$496,282
	Total Investment (Cost $496,282) – 12.4%	$496,282
	Other Assets in Excess of Liabilities – 87.6%(b)	3,498,029
	TOTAL NET ASSETS - 100.0%	$3,994,311

Percentages are stated as a percent of net assets.

(a)	Represents annualized seven-day yield at March 31, 2022.
(b)	$2,609,389 of cash is pledged as collateral for futures contracts.

Long Futures Contracts

March 31, 2022 (Unaudited)

Contracts		Unrealized Appreciation/ (Depreciation)
173	CBOE VIX Futures
	Expiring May 2022 (Underlying Face Amount at Market Value $4,299,050)	$108,659
159	CBOE VIX Futures
	Expiring April 2022 (Underlying Face Amount at Market Value $3,688,800)	167,543
		$276,202

See accompanying notes to financial statements.

2x Long VIX Futures ETF

STATEMENT OF OPERATIONS

(unaudited)

For the Period Ended March 31, 2022^
Investment Income:
Interest income	$4
Total investment income	4

Expenses:
Management fees	138
Administrative, accounting and custodian fees	544
Professional fees	759
Licensing and registration fees	340
Total expenses	1,781
Net investment loss	(1,777)

Realized and unrealized gain (loss) on investment activity:
Net realized gain (loss) on:
Futures contracts	(454)
Change in net unrealized appreciation (depreciation) on:
Futures contracts	276,202
Net realized and unrealized gain	275,748
Net income	$273,971

^	The Fund commenced operations on March 28, 2022.

See accompanying notes to financial statements.

2x Long VIX Futures ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

For the Period Ended March 31, 2022^
Shareholders’ equity, beginning of period (0 shares)	$-
Sale of shares (240,000)	3,720,340
Net investment loss	(1,777)
Net realized loss	(454)
Change in net unrealized appreciation (depreciation)	276,202
Net income	273,971
Shareholders’ equity, end of period (240,000 shares)	$3,994,311

^	The Fund commenced operations on March 28, 2022.

See accompanying notes to financial statements.

2x Long VIX Futures ETF

STATEMENT OF CASH FLOWS

(unaudited)

Period Ended March 31, 2022^
Cash flow from operating activities
Net loss	$(1,777)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of investments	(496,282)
Proceeds from sales or maturities of investments
Realized losses on sales of investments	(454)
Change in unrealized appreciation on investments	276,202
Increase in Deposits at broker for futures contracts	(2,385,068)
Increase in variation margin receivable	(224,321)
Increase in receivable for shares sold	(2,219,224)
Increase in interest receivable	(4)
Increase in other receivables	(200)
Increase in due to other	1,177,794
Increase in Payable to Sponsor	138
Increase in Administrative, accounting and custodian fees payable	544
Increase in Professional fees payable	759
Increase in Licensing and registration fees payable	340
Net cash used in operating activities	(3,869,776)
Cash flow from financing activities
Proceeds from shares sold	3,720,340
Net cash provided by financing activities	3,720,340
Net decrease in cash	(151,213)
Cash, beginning of period	-
Cash, end of period	$(151,213)

^	The Fund commenced operations on March 28, 2022.

See accompanying notes to financial statements.

VS Trust

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

NOTE 1 – ORGANIZATION

VS Trust (the “Trust”) is a Delaware statutory trust formed on October 24, 2019 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of March 31, 2022, the following two series of the Trust have commenced investment operations: -1x Short VIX Futures ETF (“SVIX”) and 2x Long VIX Futures ETF (“UVIX”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the Cboe BZX Exchange (“Cboe BZX”).

The Funds’ inception of operation was March 28, 2022. Neither the Trust nor the Funds had any operations prior to March 28, 2022, other than matters relating to its organization and the registration of each series under the Securities Act of 1933.

Each Fund’s investment exposure to VIX futures contracts will cause each to be deemed a commodity pool, thereby subjecting each Fund to regulation under the Commodity Exchange Act of 1934 (“CEA”) and Commodity Futures Trading Commission (“CFTC”) rules. The Sponsor is registered as a Commodity Pool Operator (“CPO”) and the Fund will be operated in accordance with applicable CFTC rules. Registration as a CPO imposes additional compliance obligations on the Sponsor and the Funds related to additional laws, regulations and enforcement policies, which could increase compliance costs and may affect the operations and financial performance of the Funds.

Volatility Shares LLC (the “Sponsor”) is the sponsor of the Trust and the Funds. The Sponsor also will serve as the Trust’s commodity pool operator. The Funds are commodity pools, as defined under the Commodity Exchange Act (the “CEA”), and the applicable regulations of the CFTC and are operated by the Sponsor, which is registered as a commodity pool operator with the CFTC. The Trust is not an investment company registered under the Investment Company Act of 1940.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Each Fund is an investment company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 “Financial Services — Investment Companies.” As such, the Funds follow the investment company accounting and reporting guidance. The following is a summary of significant accounting policies followed by each Fund, as applicable, in preparation of its financial statements. These policies are in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period.

Emerging growth company

The Trust is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. It will remain an emerging growth company until the earlier of (1) the beginning of the first fiscal year following the fifth anniversary of its initial public offering, (2) the beginning of the first fiscal year after annual gross revenue is $1.07 billion (subject to adjustment for inflation) or more, (3) the date on which the Fund has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities and (4) as of the end of any fiscal year in which the market value of common equity held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

For as long as the Trust remains an “emerging growth company,” it may take advantage of certain exemptions from the various reporting requirements that are applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and financial statements in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote to approve executive compensation and shareholder approval of any golden parachute payments not previously approved. The Trust will take advantage of these reporting exemptions until it is no longer an “emerging growth company.”

Use of Estimates & Indemnifications

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the normal course of business, the Trust enters into contracts that contain a variety of representations which provide general indemnifications. The Trust’s maximum exposure under these arrangements cannot be known; however, the Trust expects any risk of loss to be remote.

Basis of Presentation

Pursuant to rules and regulations of the SEC, these financial statements are presented for the Trust as a whole, as the SEC registrant, and for each Fund individually. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular Fund shall be enforceable only against the assets of such Fund and not against the assets of the Trust generally or any other Fund. Accordingly, the assets of each Fund of the Trust include only those funds and other assets that are paid to, held by or distributed to the Trust for the purchase of Shares in that Fund.

Statements of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statements of Financial Condition dated March 31, 2022, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements but does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the three months ended March 31, 2022 were typically as follows. All times are Eastern Standard Time:

	Create/Redeem	NAV Calculation	NAV
Fund	Cut-off*(EST)	Time (EST)	Calculation Date
-1x Short VIX Futures ETF and	2:00 p.m.	4:00 p.m.	March 31, 2022
2x Long VIX Futures ETF	2:00 p.m.	4:00 p.m.	March 31, 2022

*	Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended March 31, 2022.

Market value per Share is determined at the close of Cboe BZX and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the three months ended March 31, 2022.

Investment Valuation

Short-term investments are valued at amortized cost which approximates fair value for daily NAV purposes. For financial reporting purposes, short-term investments are valued at their market price using information provided by a third-party pricing service or market quotations. In each of these situations, valuations are typically categorized as Level I in the fair value hierarchy.

Derivatives (e.g., futures contracts, options, swap agreements) are generally valued using independent sources and/or agreements with counterparties or other procedures as determined by the Sponsor. Futures contracts are generally valued at the last settled price on the applicable exchange on which that future trades. For financial reporting purposes, all futures contracts are generally valued at the last settled price. Futures contracts valuations are typically categorized as Level I in the fair value hierarchy. Swap agreement valuations are typically categorized as Level II in the fair value hierarchy. The Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position. Such fair value prices would generally be determined based on available inputs about the current value of the underlying financial instrument or commodity and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with industry standards. The Sponsor may fair value an asset of a Fund pursuant to the policies the Sponsor has adopted. Depending on the source and relevant significance of valuation inputs, these instruments may be classified as Level II or Level III in the fair value hierarchy.

Fair value pricing may require subjective determinations about the value of an investment. While the Funds’ policies are intended to result in a calculation of its respective Fund’s NAV that fairly reflects investment values as of the time of pricing, such Fund cannot ensure that fair values determined by the Sponsor or persons acting at their direction would accurately reflect the price that a Fund could obtain for an investment if it were to dispose of that investment as of the time of pricing (for instance, in a forced or distressed sale). The prices used by such Fund may differ from the value that would be realized if the investments were sold and the differences could be material to the financial statements.

Fair Value of Financial Instruments

The Funds disclose the fair value of their investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The disclosure requirements establish a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent of the Funds (observable inputs); and (2) the Funds’ own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the disclosure requirements hierarchy are as follows:

Level I – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level II – Inputs other than quoted prices included within Level I that are observable for the asset or liability, either directly or indirectly. Level II assets include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

Level III – Unobservable pricing input at the measurement date for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

In some instances, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest input level that is significant to the fair value measurement in its entirety.

Fair value measurements also require additional disclosure when the volume and level of activity for the asset or liability have significantly decreased, as well as when circumstances indicate that a transaction is not orderly.

The following table summarizes the valuation of investments at March 31, 2022 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Money Market Fund	Futures Contracts*	Foreign Currency Forward Contracts		Swap Agreements		Total
-1x Short VIX Futures ETF	895,044	(5,365,000)		—		—	(4,469,956)
2x Long VIX Futures ETF	496,282	7,987,850		—		—	8,484,132

Total Trust	$1,391,326	$2,622,850	$		$		$4,014,176

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

Investment Transactions and Related Income

Investment transactions are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation (depreciation) on open contracts are reflected in the Statements of Financial Condition and changes in the unrealized appreciation (depreciation) between periods are reflected in the Statements of Operations.

Interest income is recognized on an accrual basis and includes, where applicable, the amortization of premium or discount, and is reflected as Interest Income in the Statement of Operations.

Brokerage Commissions and Futures Account Fees

Each Fund pays its respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission (“CFTC”) regulated investments. The effects of trading spreads, financing costs/fees associated with Financial Instruments, and costs relating to the purchase of U.S. Treasury securities or similar high credit quality short-term fixed-income would also be borne by the Funds. Brokerage commissions on futures contracts are recognized on a half-turn basis (e.g., the first half is recognized when the contract is purchased (opened) and the second half is recognized when the transaction is closed). The Sponsor is currently paying brokerage commissions on VIX futures contracts for the Funds that exceed variable create/redeem fees collected by more than [ ]% of the Fund’s average net assets annually.

Federal Income Tax

Each Fund is registered as a series of a Delaware statutory trust and is treated as a partnership for U.S. federal income tax purposes. Accordingly, no Fund expects to incur U.S. federal income tax liability; rather, each beneficial owner of a Fund’s Shares is required to take into account its allocable share of its Fund’s income, gain, loss, deductions and other items for its Fund’s taxable year ending with or within the beneficial owner’s taxable year.

Management of the Funds has reviewed all open tax years and major jurisdictions (i.e., the last four tax year ends and the interim tax period since then, as applicable) and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management monitors its tax positions taken under the interpretation to determine if adjustments to conclusions are necessary based on factors including, but not limited to, on-going analysis of tax law, regulation, and interpretations thereof.

NOTE 3 – INVESTMENTS

Short-Term Investments

The Funds may purchase U.S. Treasury Bills, agency securities, and other high-credit quality short-term fixed income or similar securities with original maturities of one year or less. A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts.

Accounting for Derivative Instruments

In seeking to achieve each Fund’s investment objective, the Sponsor uses a mathematical approach to investing. Using this approach, the Sponsor determines the type, quantity and mix of investment positions, including derivative positions, which the Sponsor believes in combination, should produce returns consistent with a Fund’s objective.

All open derivative positions at period end are reflected on each respective Fund’s Schedule of Investments. Certain Funds utilized a varying level of derivative instruments in conjunction with investment securities in seeking to meet their investment objectives during the period. While the volume of open positions may vary on a daily basis as each Fund transacts derivatives contracts in order to achieve the appropriate exposure to meet its investment objective, the volume of these open positions relative to the net assets of each respective Fund at the date of this report is generally representative of open positions throughout the reporting period.

Following is a description of the derivative instruments used by the Funds during the reporting period, including the primary underlying risk exposures related to each instrument type.

Futures Contracts

The Funds may enter into futures contracts to gain exposure to changes in the value of, or as a substitute for investing directly in (or shorting), an underlying benchmark. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of asset at a specified time and place. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity, if applicable, or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery, or by cash settlement at expiration of contract.

Upon entering into a futures contract, each Fund is required to deposit and maintain as collateral at least such initial margin as required by the exchange on which the transaction is affected. The initial margin is segregated as cash and/or securities balances with brokers for futures contracts, as disclosed in the Statements of Financial Condition, and is restricted as to its use. The Funds that enter into futures contracts maintain collateral at the broker in the form of cash and/or securities. Pursuant to the futures contract, each Fund generally agrees to receive from or pay to the broker(s) an amount of cash equal to the daily fluctuation in value of the futures contract. Such receipts or payments are known as variation margin and are recorded by each Fund as unrealized gains or losses. Each Fund will realize a gain or loss upon closing of a futures transaction.

Futures contracts involve, to varying degrees, elements of market risk (specifically exchange rate sensitivity, commodity price risk or equity market volatility risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure each Fund has in the particular classes of instruments. Additional risks associated with the use of futures contracts are imperfect correlation between movements in the price of the futures contracts and the market value of the underlying Index or commodity and the possibility of an illiquid market for a futures contract. With futures contracts, there is minimal but some counterparty risk to the Funds since futures contracts are exchange-traded and the credit risk resides with the Funds’ clearing broker or clearinghouse itself. Many futures exchanges and boards of trade limit the amount of fluctuation permitted in futures contract prices during a single trading day. Once the daily limit has been reached in a particular contract, no trades may be made that day at a price beyond that limit or trading may be suspended for specified times during the trading day. Futures contracts prices could move to the limit for several consecutive trading days with little or no trading, thereby preventing prompt liquidation of futures positions and potentially subjecting a Fund to substantial losses. If trading is not possible, or if a Fund determines not to close a futures position in anticipation of adverse price movements, the Fund will be required to make daily cash payments of variation margin. The risk the Fund will be unable to close out a futures position will be minimized by entering into such transactions on a national exchange with an active and liquid secondary market.

Option Contracts

An option is a contract that gives the buyer the right, but not the obligation, to buy or sell a specified quantity of a commodity or other instrument at a specific (or strike) price within a specified period of time, regardless of the market price of that instrument. There are two types of options: calls and puts. A call option conveys to the option buyer the right to purchase a particular futures contract at a stated price at any time during the life of the option. A put option conveys to the option buyer the right to sell a particular futures contract at a stated price at any time during the life of the option. Options written by a Fund may be wholly or partially covered (meaning that the Fund holds an offsetting position) or uncovered. In the case of the purchase of an option, the risk of loss of an investor’s entire investment (i.e., the premium paid plus transaction charges) reflects the nature of an option as a wasting asset that may become worthless when the option expires. Where an option is written or granted (i.e., sold) uncovered, the seller may be liable to pay substantial additional margin, and the risk of loss is unlimited, as the seller will be obligated to deliver, or take delivery of, an asset at a predetermined price which may, upon exercise of the option, be significantly different from the market value.

When a Fund writes a call or put, an amount equal to the premium received is recorded and subsequently marked to market to reflect the current value of the option written. Premiums received from writing options which expire are treated as realized gains. Premiums received from writing options which are exercised or closed are added to the proceeds or offset against amounts paid on the underlying futures, swap or security transaction to determine the realized gain (loss).

When a Fund purchases an option, the Fund pays a premium which is included as an asset on the Statement of Financial Condition and subsequently marked to market to reflect the current value of the option. Premiums paid for purchasing options which expire are treated as realized losses. The risk associated with purchasing put and call options is limited to the premium paid. Premiums paid for purchasing options which are exercised or closed are added to the amounts paid or offset against the proceeds on the underlying investment transaction to determine the realized gain (loss) when the underlying transaction is executed.

Certain options transactions may subject the writer (seller) to unlimited risk of loss in the event of an increase in the price of the contract to be purchased or delivered. The value of a Fund’s options transactions, if any, will be affected by, among other things, changes in the value of a Fund’s underlying benchmark relative to the strike price, changes in interest rates, changes in the actual and implied volatility of the Fund’s underlying benchmark, and the remaining time until the options expire, or any combination thereof. The value of the options should not be expected to increase or decrease at the same rate as the level of the Fund’s underlying benchmark, which may contribute to tracking error. Options may be less liquid than certain other securities. A Fund’s ability to trade options will be dependent on the willingness of counterparties to trade such options with the Fund. In a less liquid market for options, a Fund may have difficulty closing out certain option positions at desired times and prices. A Fund may experience substantial downside from specific option positions and certain option positions may expire worthless. Over-the-counter options generally are not assignable except by agreement between the parties concerned, and no party or purchaser has any obligation to permit such assignments. The over-the-counter market for options is relatively illiquid, particularly for relatively small transactions. The use of options transactions exposes a Fund to liquidity risk and counterparty credit risk, and in certain circumstances may expose the Fund to unlimited risk of loss. The Funds may buy and sell options on futures contracts, which may present even greater volatility and risk of loss.

Swap Agreements

The Funds may enter into swap agreements for purposes of pursuing their investment objectives or as a substitute for investing directly in (or shorting) an underlying Index or to create an economic hedge against a position. Swap agreements are two-party contracts that have traditionally been entered into primarily with institutional investors in over-the-counter (“OTC”) markets for a specified period, ranging from a day to more than one year. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) provides for significant reforms of the OTC derivative markets, including a requirement to execute certain swap transactions on a CFTC-regulated market and/or to clear such transactions through a CFTC-regulated central clearing organization. In a standard swap transaction, two parties agree to exchange the returns earned or realized on a particular predetermined investment, instrument or Index in exchange for a fixed or floating rate of return in respect of a predetermined notional amount. Transaction or commission costs are reflected in the benchmark level at which the transaction is entered into. The gross returns to be exchanged are calculated with respect to a notional amount and the benchmark returns to which the swap is linked. Swap agreements do not involve the delivery of underlying instruments.

Generally, swap agreements entered into by the Funds calculate and settle the obligations of the parties to the agreement on a “net basis” with a single payment. Consequently, each Fund’s current obligations (or rights) under a swap agreement will generally be equal only to the net amount to be paid or received under the agreement based on the relative values of such obligations (or rights) (the “net amount”). In a typical swap agreement entered into by UVIX, the would be entitled to settlement payments in the event the level of the benchmark increases and would be required to make payments to the swap counterparties in the event the level of the benchmark decreases, adjusted for any transaction costs or trading spreads on the notional amount the Funds may pay. In a typical swap agreement entered into by SVIX, the Fund would be required to make payments to the swap counterparties in the event the level of the benchmark increases and would be entitled to settlement payments in the event the level of the benchmark decreases, adjusted for any transaction costs or trading spreads on the notional amount the Funds may pay.

The net amount of the excess, if any, of each Fund’s obligations over its entitlements with respect to each OTC swap agreement is accrued on a daily basis and an amount of cash and/or securities having an aggregate value at least equal to such accrued excess is maintained for the benefit of the counterparty in a segregated account by the Funds’ Custodian. The net amount of the excess, if any, of each Fund’s entitlements over its obligations with respect to each OTC swap agreement is accrued on a daily basis and an amount of cash and/or securities having an aggregate value at least equal to such accrued excess is maintained for the benefit of the Fund in a segregated account by a third party custodian. Until a swap agreement is settled in cash, the gain or loss on the notional amount less any transaction costs or trading spreads payable by each Fund on the notional amount are recorded as “unrealized appreciation or depreciation on swap agreements” and, when cash is exchanged, the gain or loss realized is recorded as “realized gains or losses on swap agreements.” Swap agreements are generally valued at the last settled price of the benchmark referenced asset.

Swap agreements contain various conditions, events of default, termination events, covenants and representations. The triggering of certain events or the default on certain terms of the agreement could allow a party to terminate a transaction under the agreement and request immediate payment in an amount equal to the net positions owed to the party under the agreement. This could cause a Fund to have to enter into a new transaction with the same counterparty, enter into a transaction with a different counterparty or seek to achieve its investment objective through any number of different investments or investment techniques.

Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference Index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. Outstanding swap agreements contractually terminate within one month but may be terminated without penalty by either party at any time. Upon termination, the Fund is obligated to pay or receive the “unrealized appreciation or depreciation” amount.

The Funds, as applicable, collateralize swap agreements by segregating or designating cash and/or certain securities as indicated on the Statements of Financial Condition or Schedules of Investments. As noted above, collateral posted in connection with OTC derivative transactions is held for the benefit of the counterparty in a segregated tri-party account at the Custodian to protect the counterparty against non-payment by the Funds. The collateral held in this account is restricted as to its use. In the event of a default by the counterparty, the Funds will seek withdrawal of this collateral from the segregated account and may incur certain costs in exercising its right with respect to the collateral. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, the Funds may experience significant delays in obtaining any recovery in a bankruptcy or other reorganizational proceeding. The Funds may obtain only limited recovery or may obtain no recovery in such circumstances.

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with OTC swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of a bankruptcy of a counterparty, such Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings.

he counterparty/credit risk for cleared derivative transactions is generally lower than for OTC derivatives since generally a clearing organization becomes substituted for each counterparty to a cleared derivative contract and, in effect, guarantees the parties’ performance under the contract as each party to a trade looks only to the clearing organization for performance of financial obligations. In addition, cleared derivative transactions benefit from daily marking-to-market and settlement, and segregation and minimum capital requirements applicable to intermediaries.

Fair Value of Derivative Instruments as of March 31, 2022

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation*		Statements of Financial Condition Location	Unrealized Depreciation*
VIX Futures Contracts		Receivables on open futures contracts			Payable on open futures contracts
	-1x Short VIX Futures ETF		$			$135,277
	2x Long VIX Futures ETF			276,202		—
		Total Trust		$276,202		$135,277

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

The Effect of Derivative Instruments on the Statement of Operations

For the three months ended March 31, 2022

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts changes in unrealized appreciation (depreciation) on futures contracts	-1x Short VIX Futures ETF	$(4,078)	$(135,277)
		2x Long VIX Futures ETF	(454)	276,202
		Total Trust	$(4,532)	$140,925

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

Offsetting Assets and Liabilities

Each Fund is subject to master netting agreements or similar arrangements that allow for amounts owed between each Fund and the counterparty to be netted upon an early termination. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The master netting agreements or similar arrangements do not apply to amounts owed to/from different counterparties. As described above, the Funds utilize derivative instruments to achieve their investment objective during the year. The amounts shown in the Statements of Financial Condition do not take into consideration the effects of legally enforceable master netting agreements or similar arrangements.

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of March 31, 2022.

Fair Values of Derivative Instruments as of March 31, 2022
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
-1x Short VIX Futures ETF	$0	$0	$0	$108,376	$0	$108,376
2x Long VIX Futures ETF	224,321	0	224,321	0	0	0

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at March 31, 2022. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of March 31, 2022
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
-1x Short VIX Futures ETF	$(108,376)	$0	$108,376	$0
2x Long VIX Futures ETF	224,321	0	224,321	0

NOTE 4 – AGREEMENTS

Management Fee

SVIX pays the Sponsor a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 1.35% per annum of its average daily net assets. UVIX pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 1.65% per annum of its average daily net assets. “Average daily net assets” is calculated by dividing the month-end net assets of each Fund by the number of calendar days in such month.

No other Management Fee is paid by the Funds. The Management Fee is paid in consideration of the Sponsor’s trading advisory services and the other services provided to the Fund that the Sponsor pays directly.

Pursuant to the Sponsor Agreement between Sponsor and the Trust, on behalf of the Funds, the Sponsor oversees and pays Milliman FRM (“Commodity Sub-Adviser”) for its services as Commodity Sub-Adviser. The Commodity Sub-Adviser is paid by the Sponsor an annual sub-advisory fee of 0.25% based on each Fund’s average daily net assets (total assets of the Fund, minus the sum of its accrued liabilities). The commodity sub-advisory fee is waived for the first 6 months of each Fund’s operations or until a Fund reaches $35 million in average daily net assets. The Funds do not directly pay the Commodity Sub-Adviser.

Non-Recurring Fees and Expenses

Each Fund pays all its non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are fees and expenses that are unexpected or unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other material expenses which are not currently anticipated obligations of the Funds.

The Administrator, Transfer Agent and Custodian

U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services (“Fund Services”), an indirect subsidiary of U.S. Bancorp, serves as the Fund’s fund accountant, administrator and transfer agent pursuant to certain fund accounting servicing, fund administration servicing and transfer agent servicing agreements. U.S. Bank National Association, a subsidiary of U.S. Bancorp and parent company of Fund Services, intends to serve as the Fund’s custodian pursuant to a custody agreement.

The Marketing Agent

Foreside Fund Services, LLC (the “Marketing Agent”) serves as the Marketing Agent of the Funds. Its principal duties are: (i) to work with the Transfer Agent to review and approve orders placed by Authorized Participants and transmitted to the Transfer Agent; (ii) maintain copies of confirmations of Creation Unit creation and redemption order acceptances; (iii) maintain telephonic, facsimile and/or access to direct computer communications links with the Transfer Agent; and (iv) review and approve, prior to use, all Trust marketing materials for compliance with applicable SEC and FINRA advertising rules.

The Marketing Agent retains all marketing materials separately for the Funds, at their offices located at Three Canal Plaza, Suite 100 Portland, Maine 04101.

As compensation for the services it provides, the Marketing Agent receives a fee from the Funds.

NOTE 5 – OFFERING COSTS

Offering costs will be amortized by the Funds over a twelve month period on a straight-line basis beginning once the fund commences operations. The Sponsor will not charge its Management Fee in the first year of operations of a Fund in an amount equal to the offering costs. Normal and expected expenses incurred in connection with the continuous offering of Shares of a Fund after the commencement of its trading operations will be paid by the Sponsor.

NOTE 6 – CREATION AND REDEMPTION OF CREATION UNITS

Each Fund issues and redeems shares from time to time, but only in one or more Creation Units. A Creation Unit is a block of at least 10,000 Shares of a Fund. Creation Units may be created or redeemed only by Authorized Participants.

Except when aggregated in Creation Units, the Shares are not redeemable securities. Retail investors, therefore, generally will not be able to purchase or redeem Shares directly from or with a Fund. Rather, most retail investors will purchase or sell Shares in the secondary market with the assistance of a broker. Thus, some of the information contained in these Notes to Financial Statements—such as references to the Transaction Fees imposed on purchases and redemptions is not relevant to retail investors.

Transaction Fees on Creation and Redemption Transactions

The manner by which Creation Units are purchased or redeemed is governed by the terms of the Authorized Participant Agreement and Authorized Participant Procedures Handbook. By placing a purchase order, an Authorized Participant agrees to: (1) deposit cash with the Custodian; and (2) if permitted by the Sponsor in its sole discretion, enter into or arrange for an exchange of futures contract for related position or block trade with the relevant fund whereby the Authorized Participant would also transfer to such Fund a number and type of exchange-traded futures contracts at or near the closing settlement price for such contracts on the purchase order date.

Authorized Participants may pay a fee up to 0.20% of the value of each order they place with each order to create or redeem a Creation Unit in order to compensate the Administrator, the Custodian and the Transfer Agent of each Fund and its Shares, for services in processing the creation and redemption of Creation Units and to offset the costs of increasing or decreasing derivative positions, unless the transaction fee is waived or otherwise adjusted by the Sponsor. The Sponsor provides such Authorized Participant with prompt notice in advance of any such waiver or adjustment of the transaction fee. Authorized Participants may sell the Shares included in the Creation Units they purchase from the Funds to other investors in the secondary market.

Transaction fees for the three months ended March 31, 2022 were as follows:

Fund	Three Months Ended March 31, 2022
-1x Short VIX Futures ETF	$1,656
2x Long VIX Futures ETF	1,116
Total Trust	$2,772

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data is for a Share outstanding throughout the three months ended March 31, 2022

For the Three Months Ended March 31, 2022 (unaudited)

Per Share Operating Performance	-1x Short VIX Futures ETF	2x Long VIX Futures ETF

Net asset value, beginning of period	$15.00	$15.00
Net investment loss	(0.02)	(0.02)
Net realized and unrealized gain (loss) (1)	(0.82)	1.66
Change in net asset value from operations	(0.84)	1.64
Net asset value, end of period	$14.16	$16.64
Market value per share, at March 31, 2022 (2)	$14.04	$16.86
Total Return, at net asset value (3)	-5.61%	11.01%
Total Return, at market value (3)	-6.40%	12.40%

Ratios to Average Net Assets: (4)
Expense ratio (5)	22.12%	21.29%
Net investment loss	-0.12%	-0.12%

(1)	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
(2)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
(3)	Percentages are not annualized for the period ended March 31, 2022.
(4)	Percentages are annualized.
(5)	The expense ratio would be 21.53% and 21.29% respectively, if brokerage commissions and futures account fees were excluded.

NOTE 8 – RISK

Correlation and Compounding Risk

The Funds do not seek to achieve their stated investment objective over a period of time greater than a single day (as measured from NAV calculation time to NAV calculation time). The return of a Fund for a period longer than a single day is the result of its return for each day compounded over the period and usually will differ in amount and possibly even direction from the inverse (-1x) or two times (2x) the return of the Fund’s benchmark for the period. A Fund will lose money if its benchmark performance is flat over time, and it is possible for a Fund to lose money over time even if the performance of its benchmark increases in the case of UVIX (or decreases in the case of SVIX), as a result of daily rebalancing, the benchmark’s volatility, compounding, and other factors. Compounding is the cumulative effect of applying investment gains and losses and income to the principal amount invested over time. Gains or losses experienced over a given period will increase or reduce the principal amount invested from which the subsequent period’s returns are calculated. The effects of compounding will likely cause the performance of a Fund to differ from the Fund’s stated multiple times the return of its benchmark for the same period. The effect of compounding becomes more pronounced as benchmark volatility and holding period increase. The impact of compounding will impact each shareholder differently depending on the period of time an investment in a Fund is held and the volatility of the benchmark during the holding period of an investment in the Fund. Longer holding periods, higher benchmark volatility, inverse exposure and greater leverage each affect the impact of compounding on a Fund’s returns. Daily compounding of a Fund’s investment returns can dramatically and adversely affect its longer-term performance during periods of high volatility. Volatility may be at least as important to a Fund’s return for a period as the return of the Fund’s underlying benchmark.

Each Fund uses leverage and should produce daily returns that are more volatile than that of its benchmark. For example, the daily return of UVIX should be approximately two times as volatile on a daily basis as is the return of a fund with an objective of matching the same benchmark. The daily return of SVIX is designed to return the inverse (-1x) of the return that would be expected of a fund with an objective of matching the same benchmark. The Funds are not appropriate for all investors and present significant risks not applicable to other types of funds. The Funds use leverage and are riskier than similarly benchmarked exchange-traded funds that do not use leverage. An investor should only consider an investment in a Fund if he or she understands the consequences of seeking daily leveraged or daily inverse investment results. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily.

While the Funds seek to meet their investment objectives, there is no guarantee they will do so. Factors that may affect a Fund’s ability to meet its investment objective include: (1) the Sponsor’s ability to purchase and sell Financial Instruments in a manner that correlates to a Fund’s objective; (2) an imperfect correlation between the performance of Financial Instruments held by a Fund and the performance of the applicable benchmark; (3) bid-ask spreads on such Financial Instruments; (4) fees, expenses, transaction costs, financing costs associated with the use of Financial Instruments and commission costs; (5) holding or trading instruments in a market that has become illiquid or disrupted; (6) a Fund’s Share prices being rounded to the nearest cent and/or valuation methodology; (7) changes to a benchmark Index that are not disseminated in advance; (8) the need to conform a Fund’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; (9) early and unanticipated closings of the markets on which the holdings of a Fund trade, resulting in the inability of the Fund to execute intended portfolio transactions; (10) accounting standards; and (11) differences caused by a Fund obtaining exposure to only a representative sample of the components of a benchmark, over weighting or under weighting certain components of a benchmark or obtaining exposure to assets that are not included in a benchmark.

A number of factors may affect a Fund’s ability to achieve a high degree of correlation with its benchmark, and there can be no guarantee that a Fund will achieve a high degree of correlation. Failure to achieve a high degree of correlation may prevent a Fund from achieving its investment objective. In order to achieve a high degree of correlation with their underlying benchmarks, the Funds seek to rebalance their portfolios daily to keep exposure consistent with their investment objectives. Being materially under- or over-exposed to the benchmark may prevent such Funds from achieving a high degree of correlation with such benchmark. Market disruptions or closure, large amounts of assets into or out of the Funds, regulatory restrictions, extreme market volatility, and other factors will adversely affect such Funds’ ability to adjust exposure to requisite levels. The target amount of portfolio exposure is impacted dynamically by the benchmarks’ movements during each day. Other things being equal, more significant movement in the value of its benchmark up or down will require more significant adjustments to a Fund’s portfolio. Because of this, it is unlikely that the Funds will be perfectly exposed (i.e., --1x, -2x, as applicable) to its benchmark at the end of each day, and the likelihood of being materially under- or over-exposed is higher on days when the benchmark levels are volatile near the close of the trading day.

Each Fund seeks to rebalance its portfolio on a daily basis. The time and manner in which a Fund rebalances its portfolio may vary from day to day depending upon market conditions and other circumstances at the discretion of the Sponsor. Unlike other funds that do not rebalance their portfolios as frequently, each Fund may be subject to increased trading costs associated with daily portfolio rebalancing in order to maintain appropriate exposure to the underlying benchmarks.

Counterparty Risk

Each Fund may use derivatives such as swap agreements and forward contracts (collectively referred to herein as “derivatives”) in the manner described herein as a means to achieve their respective investment objectives. The use of derivatives by a Fund exposes the Fund to counterparty risks.

Regulatory Treatment

Derivatives are generally traded in OTC markets and have only recently become subject to comprehensive regulation in the United States. Cash-settled forwards are generally regulated as “swaps”, whereas physically settled forwards are generally not subject to regulation (in the case of commodities other than currencies) or subject to the federal securities laws (in the case of securities). Title VII of the Dodd-Frank Act (“Title VII”) created a regulatory regime for derivatives, with the CFTC responsible for the regulation of swaps and the SEC responsible for the regulation of “security-based swaps.” The SEC requirements have largely yet to be made effective, but the CFTC requirements are largely in place. The CFTC requirements have included rules for some of the types of transactions in which the Funds will engage, including mandatory clearing and exchange trading, reporting, and margin for OTC swaps. Title VII also created new categories of regulated market participants, such as “swap dealers,” “security-based swap dealers,” “major swap participants,” and “major security-based swap participants” who are, or will be, subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements. The regulatory requirements under Title VII continue to be developed and there may be further modifications that could materially and adversely impact the Funds, the markets in which a Fund trades and the counterparties with which the Fund engages in transactions.

As noted, the CFTC rules may not apply to all of the swap agreements and forward contracts entered into by the Funds. Investors, therefore, may not receive the protection of CFTC regulation or the statutory scheme of the Commodity Exchange Act (the “CEA”) in connection with each Fund’s swap agreements or forward contracts. The lack of regulation in these markets could expose investors to significant losses under certain circumstances, including in the event of trading abuses or financial failure by participants.

Counterparty Credit Risk

The Funds will be subject to the credit risk of the counterparties to the derivatives. In the case of cleared derivatives, the Funds will have credit risk to the clearing corporation in a similar manner as the Funds would for futures contracts. In the case of OTC derivatives, the Funds will be subject to the credit risk of the counterparty to the transaction – typically a single bank or financial institution. As a result, a Fund is subject to increased credit risk with respect to the amount it expects to receive from counterparties to OTC derivatives entered into as part of that Fund’s principal investment strategy. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, a Fund could suffer significant losses on these contracts and the value of an investor’s investment in a Fund may decline.

The Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, subject to certain minimum thresholds. However, there are no limitations on the percentage of assets each Fund may invest in swap agreements or forward contracts with a particular counterparty. To the extent any such collateral is insufficient or there are delays in accessing the collateral, the Funds will be exposed to counterparty risk as described above, including possible delays in recovering amounts as a result of bankruptcy proceedings. The Funds typically enter into transactions only with major global financial institutions.

OTC derivatives of the type that may be utilized by the Funds are generally less liquid than futures contracts because they are not traded on an exchange, do not have uniform terms and conditions, and are generally entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, are not transferable without the consent of the counterparty. These agreements contain various conditions, events of default, termination events, covenants and representations. The triggering of certain events or the default on certain terms of the agreement could allow a party to terminate a transaction under the agreement and request immediate payment in an amount equal to the net positions owed to the party under the agreement. For example, if the level of the Fund’s benchmark has a dramatic intraday move that would cause a material decline in the Fund’s NAV, the terms of the swap may permit the counterparty to immediately close out the transaction with the Fund. In that event, it may not be possible for the Fund to enter into another swap or to invest in other Financial Instruments necessary to achieve the desired exposure consistent with the Fund’s objective. This, in turn, may prevent the Fund from achieving its investment objective, particularly if the level of the Fund’s benchmark reverses all or part of its intraday move by the end of the day.

In addition, cleared derivatives benefit from daily marking-to-market and settlement, and segregation and minimum capital requirements applicable to intermediaries. To the extent the Fund enters into cleared swap transactions, the Fund will deposit collateral with a FCM in cleared swaps customer accounts, which are required by CFTC regulations to be separate from its proprietary collateral posted for cleared swaps transactions. Cleared swap customer collateral is subject to regulations that closely parallel the regulations governing customer segregated funds for futures transactions but provide certain additional protections to cleared swaps collateral in the event of a clearing broker or clearing broker customer default. For example, in the event of a default of both the clearing broker and a customer of the clearing broker, a clearing house is only permitted to access the cleared swaps collateral in the legally separate (but operationally comingled) account of the defaulting cleared swap customer of the clearing broker, as opposed to the treatment of customer segregated funds, under which the clearing house may access all of the commingled customer segregated funds of a defaulting clearing broker. Derivatives entered into directly between two counterparties do not necessarily benefit from such protections, particularly if entered into with an entity that is not registered as a “swap dealer” with the CFTC. This exposes the Funds to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Funds to suffer a loss.

The Sponsor regularly reviews the performance of its counterparties for, among other things, creditworthiness and execution quality. In addition, the Sponsor periodically considers the addition of new counterparties and the counterparties used by a Fund may change at any time. Each day, the Funds disclose their portfolio holdings as of the prior Business Day. Each Fund’s portfolio holdings identifies its counterparties, as applicable. This portfolio holdings information may be accessed through the web on the Sponsor’s website at www.volatilityshares.com.

Each counterparty and/or any of its affiliates may be an Authorized Participant or shareholder of a Fund, subject to applicable law.

The counterparty risk for cleared derivatives transactions is generally lower than for OTC derivatives. Once a transaction is cleared, the clearing organization is substituted and is a Fund’s counterparty on the derivative. The clearing organization guarantees the performance of the other side of the derivative. Nevertheless, some risk remains, as there is no assurance that the clearing organization, or its members, will satisfy its obligations to a Fund.

Leverage Risk

The Funds may utilize leverage in seeking to achieve their respective investment objectives and will lose more money in market environments adverse to their respective daily investment objectives than funds that do not employ leverage. The use of leveraged and/or inverse leveraged positions increases the risk of total loss of an investor’s investment, even over periods as short as a single day.

For example, because UVIX includes a two times (2x) multiplier, a single-day movement in the relevant benchmark approaching 50% at any point in the day could result in the total loss or almost total loss of an investor’s investment if that movement is contrary to the investment objective of the Fund in which an investor has invested, even if such Fund’s benchmark subsequently moves in an opposite direction, eliminating all or a portion of the movement. This would be the case with downward single-day or intraday movements in the underlying benchmark of a Fund or upward single-day or intraday movements in the benchmark of a Fund, even if the underlying benchmark maintains a level greater than zero at all times.

Liquidity Risk

Financial Instruments cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption can also make it difficult to liquidate a position or find a swap or forward contract counterparty at a reasonable cost. Market illiquidity may cause losses for the Funds. The large size of the positions which the Funds may acquire increases the risk of illiquidity by both making their positions more difficult to liquidate and increasing the losses incurred while trying to do so. Any type of disruption or illiquidity will potentially be exacerbated due to the fact that the Funds will typically invest in Financial Instruments related to one benchmark, which in many cases is highly concentrated.

“Contango” and “Backwardation” Risk

The Funds typically hold futures contracts. As the futures contracts near expiration, they are generally replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in November 2019 may specify a January 2020 expiration. As that contract nears expiration, it may be replaced by selling the January 2020 contract and purchasing the contract expiring in March 2020. This process is referred to as “rolling.” Rolling may have a positive or negative impact on performance. For example, historically, the prices of certain types of futures contracts have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the January 2020 contract would take place at a price that is higher than the price at which the March 2020 contract is purchased, thereby creating a gain in connection with rolling. While certain types of futures contracts have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times.

Since the introduction of VIX futures contracts, there have frequently been periods where VIX futures prices reflect higher expected volatility levels further out in time. This can result in a loss from “rolling” the VIX futures to maintain the constant weighted average maturity of the applicable Fund benchmark. Losses from exchanging a lower priced VIX future for a higher priced longer-term future in the rolling process could adversely affect the value of a Fund and, accordingly, decrease the return of a Fund.

Natural Disaster/Epidemic Risk

Natural or environmental disasters, such as earthquakes, fires, floods, hurricanes, tsunamis and other severe weather-related phenomena generally, and widespread disease, including pandemics and epidemics (for example, the novel coronavirus COVID-19), have been and can be highly disruptive to economies and markets and have recently led, and may continue to lead, to increased market volatility and significant market losses. Such natural disaster and health crises could exacerbate political, social, and economic risks previously mentioned, and result in significant breakdowns, delays, shutdowns, social isolation, and other disruptions to important global, local and regional supply chains affected, with potential corresponding results on the operating performance of the Funds and their investments. A climate of uncertainty and panic, including the contagion of infectious viruses or diseases, may adversely affect global, regional, and local economies and reduce the availability of potential investment opportunities, and increases the difficulty of performing due diligence and modeling market conditions, potentially reducing the accuracy of financial projections. Under these circumstances, the Funds may have difficulty achieving their investment objectives which may adversely impact performance. Further, such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Funds’ Sponsor and third party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Funds’ investments. These factors can cause substantial market volatility, exchange trading suspensions and closures and can impact the ability of the Funds to complete redemptions and otherwise affect Fund performance and Fund trading in the secondary market. A widespread crisis may also affect the global economy in ways that cannot necessarily be foreseen at the current time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these events could have significant impact on a Fund’s performance, resulting in losses to your investment.

Risk that Current Assumptions and Expectations Could Become Outdated As a Result of Global Economic Shocks

The onset of the novel coronavirus (COVID-19) has caused significant shocks to global financial markets and economies, with many governments taking extreme actions to slow and contain the spread of COVID-19. These actions have had, and likely will continue to have, a severe economic impact on global economies as economic activity in some instances has essentially ceased. Financial markets across the globe are experiencing severe distress at least equal to what was experienced during the global financial crisis in 2008. In March 2020, U.S. equity markets entered a bear market in the fastest such move in the history of U.S. financial markets. Contemporaneous with the onset of the COVID-19 pandemic in the US, oil experienced shocks to supply and demand, impacting the price and volatility of oil. The global economic shocks being experienced as of the date hereof may cause the underlying assumptions and expectations of the Funds to become outdated quickly or inaccurate, resulting in significant losses.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated the possibility of subsequent events existing in the Trust’s and the Funds’ financial statements through the date the financial statements were issued. Management has determined that there are no material events that would require disclosure in the Trust’s or the Funds’ financial statements through this date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to the financial statements included with this Quarterly Report on Form 10-Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “will,” “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend,” “project,” “seek” or the negative of these terms or other comparable terminology. None of the Trust, the Sponsor, the Trustee, or the Administrator assumes responsibility for the accuracy or completeness of any forward-looking statements. Except as expressly required by federal securities laws, none of the Trust, the Sponsor, the Trustee, or the Administrator is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risk and changes in circumstances that are difficult to predict and many of which are outside of the Funds’ control. The Funds’ forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties in the markets for financial instruments that the Funds trade, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Sponsor, the Funds, and the Funds’ service providers, and in the broader economy may cause the Funds’ actual results to differ materially from those expressed in forward-looking statements.

Introduction

VS Trust (the “Trust”) is a Delaware statutory trust formed on October 24, 2019 and is currently organized into two separate series (each, a “Fund” and collectively, the “Funds”). As of March 31, 2022, the following two series of the Trust have commenced investment operations: -1x Short VIX Futures ETF and 2x Long VIX Futures ETF. Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the Cboe BZX Exchange (“Cboe BZX”).

The Trust had no operations prior to March 28, 2022, other than matters relating to its organization, the registration of each series under the Securities Act of 1933, as amended.

The Sponsor also serves as the Trust’s commodity pool operator. Wilmington Trust Company serves as the Trustee of the Trust (the “Trustee”). The Funds are commodity pools, as defined under the Commodity Exchange Act (the “CEA”), and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”) and are operated by the Sponsor, a commodity pool operator registered with the CFTC. The Trust is not an investment company registered under the Investment Company Act of 1940, as amended.

SVIX seeks daily investment results, before fees and expenses, that correspond to the performance of the Short VIX Futures Index (the “Short Index”) for a single day, not for any other period. UVIX seeks daily investment results, before fees and expenses, that correspond to twice the performance of the Long VIX Futures Index (the “Long Index”). A “single day” is measured from the time a Fund calculates its net asset value (“NAV”) to the time of the Fund’s next NAV calculation. The NAV calculation time for a Fund typically is 4:00 p.m. (Eastern Time).

The Funds seek to achieve their investment objective through the appropriate amount of exposure to the VIX futures contracts included in their respective index. The Funds also have the ability to engage in options transactions, swaps, forward contracts and other instruments in order to achieve their investment objective, in the manner and to the extent described herein.

SVIX is not benchmarked to the inverse of, and UVIX is not benchmarked to twice, the widely referenced VIX. The Short Index and the inverse of the VIX are separate measurements and can be expected to perform very differently. The Long Index and twice the VIX also are separate measurements and can be expected to perform very differently. As such, SVIX can be expected to perform very differently from the inverse (-1x) of the performance of the VIX over any period, and UVIX can be expected to perform very differently from twice (2x) of the performance of the VIX over any period.

The Funds continuously offer and redeem Shares in blocks of at least 10,000 Shares (each such block, a “Creation Unit”). Only Authorized Participants (as defined herein) may purchase and redeem Shares from a Fund and then only in Creation Units. An Authorized Participant is an entity that has entered into an Authorized Participant Agreement with the Trust and Volatility Shares LLC (the “Sponsor”). Shares are offered on a continuous basis to Authorized Participants in Creation Units at NAV. Authorized Participants may then offer to the public, from time to time, Shares from any Creation Unit they create at a per-Share market price. The form of Authorized Participant Agreement and the related Authorized Participant Procedures Handbook set forth the terms and conditions under which an Authorized Participant may purchase or redeem a Creation Unit. Authorized Participants will not receive from a Fund, the Sponsor, or any of their affiliates, any fee or other compensation in connection with their sale of Shares to the public. An Authorized Participant may receive commissions or fees from investors who purchase Shares through their commission or fee-based brokerage accounts.

The form of Authorized Participant Agreement and related Authorized Participant Handbook set forth the terms and conditions under which an Authorized Participant may purchase or redeem a Creation Unit. Authorized Participants do not receive from any Fund, the Sponsor, or any of their affiliates, any underwriting fees or compensation in connection with their sale of Shares to the public.

The Sponsor maintains a website at www.volatilityshares.com, through which monthly account statements and the Trust’s Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), can be accessed free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities. A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three months ended March 31, 2022, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended March 31, 2022
-1x Short VIX Futures ETF	$7
2x Long VIX Futures ETF	4

Futures Contracts

A futures contract is a standardized contract traded on, or subject to the rules of, an exchange that calls for the future delivery of a specified quantity and type of a particular underlying asset at a specified time and place or alternatively may call for cash settlement. Futures contracts are traded on a wide variety of underlying assets, including bonds, interest rates, agricultural products, stock indexes, currencies, energy, metals, economic indicators and statistical measures. The notional size and calendar term futures contracts on a particular underlying asset are identical and are not subject to any negotiation, other than with respect to price and the number of contracts traded between the buyer and seller. A Fund generally deposits cash and/or securities with an FCM for its open positions in futures contracts, which may, in turn, transfer such deposits to the clearinghouse to protect the clearing house against non-payment by the Fund. The clearing house becomes substituted for each counterparty to a futures contract, and, in effect, guarantees performance. In addition, the FCM may require a Fund to deposit collateral in excess of the clearing house’s margin requirements for the FCM’s own protection.

Certain futures contracts, including stock index contracts, VIX futures contracts and certain commodity futures contracts settle in cash. The cash settlement amount reflects the difference between the contract purchase/sale price and the contract settlement price. The cash settlement mechanism avoids the potential for either side to have to deliver the underlying asset. For other futures contracts, the contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying asset or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. The difference between the price at which the futures contract is purchased or sold and the price paid for the offsetting sale or purchase, after allowance for brokerage commissions and exchange fees, constitutes the profit or loss to the trader.

Futures contracts involve, to varying degrees, elements of market risk and exposure to loss in excess of the amounts of variation margin, which are the amounts of cash that a Fund agrees to pay to or receive from FCMs equal to the daily fluctuation in the value of a futures contract. Additional risks associated with the use of futures contracts are imperfect correlation between movements in the price of the futures contracts and the level of the underlying benchmark and the possibility of an illiquid market for a futures contract. With futures contracts, there is minimal but some counterparty risk to a Fund since futures contracts are exchange traded and the exchange’s clearing house, as counterparty to all exchange-traded futures contracts, effectively guarantees futures contracts against default. Many futures exchanges and boards of trade limit the amount of fluctuation permitted in futures contract prices during a single trading day. Once the daily limit has been reached in a particular contract, no trades may be made that day at a price beyond that limit or trading may be suspended for specified times during the trading day. Futures contracts prices could move to the limit for several consecutive trading days with little or no trading, thereby preventing prompt liquidation of futures positions and potentially subjecting a Fund to substantial losses. If trading is not possible or if a Fund determines not to close a futures position in anticipation of adverse price movements, the Fund may be required to make daily cash payments of variation margin.

Futures Account Agreements

Each Fund has entered into a written agreement (each, a “Futures Account Agreement”) with one or more FCMs governing the terms of futures transactions of a Fund cleared by such FCM. Each FCM has its own agreement and other documentation used for establishing customer relationships. As such, the terms of the Futures Account Agreement and other documentation that a Fund has with a particular FCM may differ in material respects from that with another FCM.

Most Futures Account Agreements do not require the FCM to enter into new transactions or maintain existing transactions with a Fund. In general, each FCM is permitted to terminate its agreement with a Fund at any time in its sole discretion. In addition, an FCM generally will have the discretion to set margin requirements and/or position limits that would be in addition to any margin requirements and/or position limits required by applicable law, set by the exchange, or set by the clearing house that clears the futures contracts in which a Fund transacts. As a result, a Fund’s ability to engage in futures transactions or maintain open positions in such contracts will be dependent on the willingness of its FCMs to continue to accept or maintain such transactions on terms that are economically appropriate for a Fund’s investment strategy.

When a Fund has an open futures contract position, it is subject to at least daily variation margin calls by an FCM that could be substantial in the event of adverse price movements. Because futures contracts may require only a small initial investment in the form of a deposit or margin, they may involve a high degree of leverage. A Fund with open positions is subject to maintenance or variance margin on its open positions. If a Fund has insufficient cash to meet daily variation margin requirements, it may need to sell Financial Instruments at a time when such sales are disadvantageous. Futures markets are highly volatile and the use of or exposure to futures contracts may increase volatility of a Fund’s NAV.

Margin posted by a Fund to an FCM typically will be held by relevant exchange’s clearing house (in the case of clearing house-required margin) or the FCM (in the case of “house” margin requirements of the FCM). In the event that market movements favorable to a Fund result in the Fund having posted more margin than is required, the Fund typically would have a right to return of margin from the FCM. However, the timing of such return may be uncertain. As a result, it is possible that a Fund may face liquidity constraints including potential delays in its ability to pay redemption proceeds, where margin is not immediately returned by an FCM.

In the event that a Fund fails to comply with its obligations under a Futures Account Agreement (including, for example, failing to deliver the margin required by an FCM on a timely basis), the Futures Account Agreement typically will provide the FCM with broad discretion to take remedial action against the Fund. Among other things, the FCM typically will have the right, upon the occurrence of such a failure by a Fund, to terminate any or all futures contracts in the Fund’s account with that FCM, to sell the collateral posted as margin by the Fund, to close out any open positions of the Fund in whole or in part, and to cancel any or all pending transactions with the Fund. Futures Account Agreements typically provide that the Fund will remain liable for paying to the relevant FCM, on demand, the amount of any deficiency in a Fund’s account with that FCM.

The Futures Account Agreement between the Fund and an FCM generally requires the Fund to indemnify and hold harmless the FCM, its directors, officers, employees, agents and affiliates (collectively, “indemnified persons”) from and against all claims, damages, losses and costs (including reasonable attorneys’ fees) incurred by the indemnified persons, in connection with: (1) any failure by the Fund to perform its obligations under the Futures Account Agreement and the FCM’s exercise of its rights and remedies thereunder; (2) any failure by the Fund to comply with applicable law; (3) any action reasonably taken by the indemnified persons pursuant to the Futures Account Agreement to comply with applicable law; and (4) any actions taken by the FCM in reliance on instructions, notices and other communications that the FCM and its relevant personnel, as applicable, reasonably believes to originate from a person authorized to act on behalf of the Fund.

To the extent that the Fund trades in futures contracts on U.S. exchanges, the assets deposited by the Fund with the FCMs (or another eligible financial institution, as applicable) as margin must be segregated pursuant to the regulations of the CFTC. Such segregated funds may be invested only in a limited range of instruments — principally U.S. government obligations to margin futures and forward contract positions.

Options

An option is a contract that gives the purchaser of the option, in return for the premium paid, the right to buy an underlying reference instrument, such as a specified security index, or other instrument, from the writer of the option (in the case of a call option), or to sell a specified reference instrument to the writer of the option (in the case of a put option) at a designated price during the term of the option. The premium paid by the buyer of an option will reflect, among other things, the relationship of the exercise price to the market price and the volatility of the underlying reference instrument, the remaining term of the option, supply, demand or interest rates. An American style put or call option may be exercised at any time during the option period while a European style put or call option may be exercised only upon expiration or during a fixed period prior thereto. Put and call options are traded on national securities exchanges and in the OTC market. Options traded on national securities exchanges are within the jurisdiction of the SEC or other appropriate national securities regulator, as are securities traded on such exchanges. As a result, many of the protections provided to traders on organized exchanges will be available with respect to such transactions. In particular, all option positions entered into on a national securities exchange in the United States are cleared and guaranteed by the Options Clearing Corporation, thereby reducing the risk of counterparty default. Furthermore, a liquid secondary market in options traded on a national securities exchange may be more readily available than in the OTC market, potentially permitting a Fund to liquidate open positions at a profit prior to exercise or expiration, or to limit losses in the event of adverse market movements. There is no assurance, however, that higher than anticipated trading activity or other unforeseen events might not temporarily render the capabilities of the Options Clearing Corporation inadequate, and thereby result in the exchange instituting special procedures which may interfere with the timely execution of a Fund’s orders to close out open options positions.

Swap Agreements

Swaps are contracts that have traditionally been entered into primarily by institutional investors in OTC markets for a specified period ranging from a day to many years. Certain types of swaps may be cleared, and certain types are, in fact, required to be cleared. The types of swaps that may be cleared are generally limited to only swaps where the most liquidity exists and a clearing organization is willing to clear the trade on standardized terms. Swaps with customized terms or those for which significant market liquidity does not exist are generally not able to be cleared.

In a standard swap transaction, the parties agree to exchange the returns on, among other things, a particular predetermined security, commodity, interest rate, or index for a fixed or floating rate of return (the “interest rate leg,” which will also include the cost of borrowing for short swaps) in respect of a predetermined notional amount. The notional amount of the swap reflects the extent of a Fund’s total investment exposure under the swap.

In the case of futures contracts-based indexes, such as those used by a Fund, the reference interest rate typically is zero, although a financing spread or fee is generally still applied. Transaction or commission costs are reflected in the benchmark level at which the transaction is entered into. The gross returns to be exchanged are calculated with respect to the notional amount and the benchmark returns to which the swap is linked. Swaps are usually closed out on a net basis, i.e., the two payment streams are netted out in a cash settlement on the payment date specified in the agreement, with the parties receiving or paying, as the case may be, only the net amount of the two payments. Thus, while the notional amount reflects a Fund’s total investment exposure under the swap (i.e., the entire face amount or principal of a swap), the net amount is the Fund’s current obligations (or rights) under the swap. That is the amount to be paid or received under the agreement based on the relative values of the positions held by each party to the agreement on any given termination date.

Swaps may also expose a Fund to liquidity risk. Although a Fund may have the ability to terminate a swap at any time, doing so may subject the Fund to certain early termination charges. In addition, there may not be a liquid market within which to dispose of an outstanding swap even if a permitted disposal might avoid an early termination charge. Uncleared swaps generally are not assignable except by agreement between the parties to the swap, and generally no party or purchaser has any obligation to permit such assignments.

Swaps involve, to varying degrees, elements of market risk and exposure to loss in excess of the amount which would be reflected on a Fund’s Statement of Financial Condition. In addition to market risk and other risks, the use of swaps also comes with counterparty credit risk — i.e., the inability of a counterparty to a swap to perform its obligations. A Fund that invests in swaps bears the risk of loss of the net amount, if any, expected to be received under a swap agreement in the event of the default or bankruptcy of a swap counterparty. A Fund enters or intends to enter into swaps only with major, global financial institutions. However, there are no limitations on the percentage of its assets a Fund may invest in swaps with a particular counterparty.

A Fund that invests in swaps may use various techniques to minimize counterparty credit risk. A Fund that invests in swaps generally enters into arrangements with its counterparties whereby both sides exchange collateral on a mark-to-market basis. In addition, the Fund may post “initial margin” or “independent amount” to counterparties in swaps. Such collateral serves as protection for the counterparty in the event of a failure by the Fund and is in addition to any mark-to-market collateral that (i.e., the Fund may post initial margin to the counterparty even where the counterparty would owe money to the Fund if the swap were to be terminated). The amount of initial margin posted by the Fund may vary depending on the risk profile of the swap. The collateral, whether for mark-to-market or for initial margin, generally consists of cash and/or securities.

Collateral posted by a Fund to a counterparty in connection with uncleared derivatives transactions is generally held for the benefit of the counterparty in a segregated tri-party account at a third-party custodian to protect the counterparty against non-payment by the Fund. In the event of a default by a Fund where the counterparty is owed money in the uncleared swap transaction, such counterparty will seek withdrawal of this collateral from the segregated account.

Collateral posted by the counterparty to a Fund is typically held for the benefit of the Fund in a segregated tri-party account at a third-party custodian. In the event of a default by the counterparty where the Fund is owed money in the uncleared swap transaction, the Fund will seek withdrawal of this collateral from the segregated account. The Fund may incur certain costs exercising its right with respect to the collateral.

Notwithstanding the use of collateral arrangements, to the extent any collateral provided to a Fund is insufficient or there are delays in accessing the collateral, a Fund will be exposed to counterparty risk as described above, including possible delays in recovering amounts as a result of bankruptcy proceedings.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2022, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

Management fee payments made to the Sponsor are calculated as a fixed percentage of each Fund’s NAV. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as NAVs are not known until a future date. The agreement with the Sponsor may be terminated by either party upon 30 days written notice to the other party.

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Trust’s and the Funds’ application of these policies involves judgments and actual results may differ from the estimates used.

Each Fund has significant exposure to Financial Instruments. The Funds hold a significant portion of their assets in futures, all of which are recorded on a trade date basis and at fair value in the financial statements, with changes in fair value reported in the Statements of Operations.

The use of fair value to measure Financial Instruments, with related unrealized gains or losses recognized in earnings in each period, is fundamental to the Trust’s and the Funds’ financial statements. The fair value of a Financial Instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended March 31, 2022.

Short-term investments are valued at amortized cost which approximates fair value for daily NAV purposes. For financial reporting purposes, short-term investments are valued at their market price using information provided by a third-party pricing service or market quotations.

Derivatives (e.g., futures contracts, options, swap agreements) are generally valued using independent sources and/or agreements with counterparties or other procedures as determined by the Sponsor. Futures contracts, are generally valued at the last settled price on the applicable exchange on which that future trades. Futures contracts valuations are typically categorized as Level I in the fair value hierarchy. Swap agreement valuations are typically categorized as Level II in the fair value hierarchy. The Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position. Such fair value prices would be generally determined based on available inputs about the current value of the underlying financial instrument or commodity and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with normal industry standards. The Sponsor may fair value an asset of a Fund pursuant to the policies the Sponsor has adopted, which are consistent with normal industry standards. Depending on the source and relevant significance of valuation inputs, these instruments may be classified as Level II or Level III in the fair value hierarchy.

Fair value pricing may require subjective determinations about the value of an investment. While each Fund’s policy is intended to result in a calculation of the Fund’s NAV that fairly reflects investment values as of the time of pricing, the Funds cannot ensure that fair values determined by the Sponsor or persons acting at their direction would accurately reflect the price that the Fund could obtain for an investment if it were to dispose of that investment as of the time of pricing (for instance, in a forced or distressed sale).

The prices used by a Fund may differ from the value that would be realized if the investments were sold and the differences could be material to the financial statements.

The Funds disclose the fair value of their investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.

Discounts on short-term securities purchased are amortized and reflected as Interest Income in the Statements of Operations.

Realized gains (losses) and changes in unrealized gain (loss) on open investments are determined on a specific identification basis and recognized in the Statements of Operations in the period in which the contract is closed or the changes occur, respectively.

Each Fund pays its respective brokerage commissions, including applicable exchange fees, NFA fees, give up fees, pit futures account fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis. The Sponsor is currently paying brokerage commissions in VIX futures contracts exceed variable create/redeem fees collected by more than 0.02% of the Fund’s average net assets annually.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

Equity Market Volatility Sensitivity

Each of the Funds is exposed to certain risks pertaining to the use of Financial Instruments. Each Fund is exposed to equity market volatility risk through its holdings of Financial Instruments.

The tables below provide information about each Fund’s Financial Instruments. As of March 31, 2022, each of the Fund’s positions were as follows:

-1x Short VIX Futures ETF

As of March 31, 2022, SVIX was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2022, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	April 2022	107	$23.20	1,000	$(2,482,400)
VIX Futures (Cboe)	Short	May 2022	116	24.85	1,000	(2,882,600)

The short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have -$1.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

2x Long VIX Futures ETF

As of March 31, 2022, UVIX was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2022, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2022	159	$23.20	1,000	$3,688,800
VIX Futures (Cboe)	Long	May 2022	173	24.82	1,000	4,299,050

The futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by one and one-half. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of March 31, 2022, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

Certifications

The certifications by the Principal Executive Officer and Principal Financial Officer of the Trust required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are filed or furnished as exhibits to this Quarterly Report on Form 10-Q, apply both to the Trust taken as a whole and each Fund, and the Principal Executive Officer and Principal Financial Officer of the Trust are certifying both as to the Trust taken as a whole and each Fund.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Investments in futures contracts are subject to current position limits and accountability levels established by the exchanges. Accordingly, the Sponsor and the Funds may be required to reduce the size of outstanding positions or be restricted from entering into new positions that would otherwise be taken for a Fund or not trade in certain markets on behalf of the Fund in order to comply with those limits or any future limits. These restrictions, if implemented, could limit the ability of each Fund to invest in additional futures contracts, add to existing positions in the desired amount, or create additional Creation Units and could otherwise have a significant negative impact on Fund operations and performance, decreasing a Fund’s correlation to the performance of its benchmark, and otherwise preventing a Fund from achieving its investment objective.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

Not applicable.

Title of Securities Registered	Amount Registered as of March 31, 2022	Shares Sold For the Three Months Ended March 31, 2022	Sale Price of Shares Sold For the Three Months Ended March 31, 2022

-1x Short VIX Futures ETF	unlimited	380,000	$5,520,358
2x Long VIX Futures ETF	unlimited	240,000	3,720,340
Total Trust:		620,000	$9,240,698

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.

31.1*	Description of Document Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Description of Document Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Description of Document Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 under the Securities Exchange Act of 1934

32.2*	Description of Document Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 under the Securities Exchange Act of 1934

101.INS	Inline XBRL Instance Document (1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104.1	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VS Trust

By:	/s/ Justin Young
Justin Young
Principal Executive Officer

Date: May 16, 2022

By:	/s/ Stuart Barton
Stuart Barton
Principal Financial and Accounting Officer

Date: May 16, 2022