Form 10-Q
period 2022-06-30
VS Trust
filed 2022-08-16
CIK 1793497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2022.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes ☐ No

As of June 30, 2022, the registrant had 8,040,000 shares of common stock, $0 par value per share, outstanding.

VS Trust

i

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

VS Trust

Statements of Assets and Liabilities

June 30, 2022 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
ASSETS
Investments in securities, at value *	$8,291,332	$17,149,760
Cash	3,539,530	107,781
Interest receivable	9,602	12,375
Receivable for shares sold	-	2,340,478
Variation margin receivable	-	1,433,096
Deposit at Broker for Futures	39,872,983	40,554,763
Total Assets	$51,713,447	$61,598,252

LIABILITIES
Payables
Due from Other	$-	$1,016,260
Variation margin payable	583,031	-
Fund shares redeemed	4,105,647	-
Management fees payable	62,124	70,335
Administrative, accounting and custodian fees payable	22,421	22,597
Professional fees payable	15,210	15,174
Licensing and registration fees payable	35,642	37,431
Total Liabilities	4,824,076	1,161,797
NET ASSETS	$46,889,371	$60,436,455

NET ASSETS CONSIST OF:
Paid-in capital	$51,010,542	$53,071,590
Total distributable earnings (accumulated deficit)	(4,121,171)	7,364,865
Net Assets	$46,889,371	$60,436,455

Net Asset Value (unlimited shares authorized):
Class I (unlimited shares authorized):
Net Assets	$46,889,371	$60,436,455
Shares Outstanding^	4,510,000	3,530,000
Net Asset Value, Offering and Redemption Price per Share	$10.40	$17.12

*Investments in securities, at cost	$8,291,332	$17,149,760
No Par Value

VS Trust

Statements of Operations

For the Quarter Ended June 30, 2022 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
INVESTMENT INCOME
Income:
Interest income	$18,977	$16,778
Other income	61	153
Total Income	19,037	16,931

Expenses:
Management fees	163,452	111,085
Administrative, accounting and custodian fees	23,357	23,323
Professional fees	15,000	14,963
Licensing and registration fees	40,055	40,027
Broker interest expense	19,953	8,143
Total Expenses	261,816	197,542
Net Investment Loss	(242,779)	(180,611)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FUTURES CONTRACTS
Net realized gain (loss) on:
Investments in securities	-	-
Investments in Affiliated Securities	-	-
Short Term Investments	-	-
Futures	(4,573,051)	7,528,449
Net change in unrealized appreciation (depreciation) of:
Short Term Investments	-	-
Futures	835,808	(256,944)
Net realized and unrealized gain (loss) on investments and futures contracts	(3,737,244)	7,271,505
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(3,980,023)	$7,090,894

VS Trust

Statements of Changes in Net Assets

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended
	June 30, 2022 (Unaudited)	June 30, 2022 (Unaudited)
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment loss	$(242,779)	$(180,611)
Net realized gain (loss) on investments and futures contracts	(4,573,051)	7,528,449
Net change in unrealized appreciation (depreciation) of investments and futures contracts	835,808	(256,944)

Net increase (decrease) in net assets resulting from operations	(3,980,023)	7,090,894

CAPITAL SHARE TRANSACTIONS
Shares sold, net of shares redeemed	45,490,184	49,351,250
Net increase in net assets from capital share transactions	45,490,184	49,351,250
Total increase in net assets	41,510,161	56,442,145

NET ASSETS
Beginning of Period	5,379,210	3,994,311
End of Period	$46,889,371	$60,436,455

VS Trust

Statements of Cash Flows

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	June 30, 2022 (Unaudited)	June 30, 2022 (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(242,779)	$(180,611)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	-	-
Purchase of investments	(86,248,199)	(60,472,471)
Proceeds from sales or maturities of investments held	78,851,911	43,818,993
Change in unrealized appreciation (depreciation) on investments	835,808	(256,944)
Realized gains (losses) on investments	(4,573,051)	7,528,449
Decrease (Increase) in Deposits at broker for futures contracts	(37,960,927)	(39,378,470)
Decrease (Increase) in receivable for shares sold	4,018,702	(121,254)
Decrease (Increase) in interest receivable	(9,596)	(12,371)
Decrease (Increase) in other receivables	765	200
Increase (Decrease) in Payable for shares redeemed	4,105,647	-
Increase (Decrease) in Due to Other	(0)	(161,534)
Increase (Decrease) in Payable to Sponsor	62,015	70,197
Increase (Decrease) in Administrative, accounting and custodian fees payable	21,906	22,082
Increase (Decrease) in Professional fees payable	15,000	14,963
Increase (Decrease) in Licensing and registration fees payable	34,725	36,514
Net cash provided by (used in) operating activities	(41,088,075)	(49,092,257)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold, net of cost from shares purchased	45,490,184	49,351,250
Net cash provided by (used in) financing activities	45,490,184	49,351,250
NET INCREASE IN CASH	4,402,110	258,994
Beginning of Period	(862,580)	(151,213)
End of Period	$3,539,530	$107,781

VS Trust

Financial Highlights

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended
	June 30, 2022 (Unaudited)	June 30, 2022 (Unaudited)
Net Asset Value, Beginning of Period	$14.16	$16.64
Net investment loss (1)	$(0.05)	$(0.12)
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	$(3.71)	$0.60
Net Increase (Decrease) in Net Asset Value Resulting from Operations	$(3.76)	$0.48
Net Asset Value, End of Period	$10.40	$17.12
Market Value Per Share, at June 30, 2022 (2)	$10.40	$17.08
Total Return at Net Asset Value (3)	-26.56%	2.83%
Total Return at Market Value (3)	-25.93%	1.30%

Ratios to Average Net Assets: (4)
Expense ratio (5)	2.18%	2.91%
Net Investment Loss	-0.50%	-0.67%

(1)	Net investment loss per share represents net investment loss divided by the daily average shares of beneficial interest outstanding during the period.
(2)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
(3)	Percentages are not annualized for the period ended June 30, 2022.
(4)	Percentages are annualized.
(5)	The expense ratio would be 2.00% and 2.81% respectively, if brokerage commissions and futures and futures account fees were excluded.

-1x Short VIX Futures ETF

Schedule of Investments (Unaudited)

June 30, 2022

SHORT TERM INVESTMENT - 17.7%
Money Market Fund - 17.7%
8,291,332	First American Government Obligations Fund, 1.30% (a)	$8,291,332
	TOTAL SHORT TERM INVESTMENT (Cost $8,291,332)	8,291,332

	TOTAL INVESTMENTS (Cost $8,291,332) - 17.7%	8,291,332
	Other Assets in Excess of Liabilities - 82.3% (b)	38,598,039
	TOTAL NET ASSETS - 100.0%	$46,889,371

Percentages are stated as a percent of net assets.

(a)	Represents annualized seven-day yield at June 30, 2022.

(b)	39,289,952 of cash is pledged as collateral fo futures contracts.

-1x Short VIX Futures ETF

Short Futures Contracts (Unaudited)

June 30, 2022

Contracts		Unrealized Appreciation/ (Depreciation)
(847)	CBOE VIX Futures	$524,119
	Expiring July 2022 (Underlying Face Amount at Market Value $24,765,259)
(776)	CBOE VIX Futures	176,411
	Expiring August 2022 (Underlying Face Amount at Market Value $22,835,611)	$700,530

See accompanying notes to financial statements

2x Long VIX Futures ETF

Schedule of Investments (Unaudited)

June 30, 2022

SHORT TERM INVESTMENT - 28.4%
Money Market Fund - 28.4%
17,149,760	First American Government Obligations Fund, 1.30% (a)	$17,149,760
	TOTAL SHORT TERM INVESTMENT (Cost $17,149,760)	17,149,760

	TOTAL INVESTMENTS (Cost $17,149,760) - 28.4%	17,149,760
	Other Assets in Excess of Liabilities - 71.6% (b)	43,286,695
	TOTAL NET ASSETS - 100.0%	$60,436,455

Percentages are stated as a percent of net assets.

(a)	Represents annualized seven-day yield at June 30, 2022.

(b)	17,149,760 of cash is pledged as collateral fo futures contracts.

2x Long VIX Futures ETF

Long Futures Contracts (Unaudited)

June 30, 2022

Contracts		Unrealized Appreciation/ (Depreciation)
2,183	CBOE VIX Futures	$390,847
	Expiring July 2022 (Underlying Face Amount at Market Value $62,086,613)
2,001	CBOE VIX Futures	(371,589)
	Expiring August 2022 (Underlying Face Amount at Market Value $58,800,789)	$19,258

See accompanying notes to financial statements

VS Trust

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

(unaudited)

NOTE 1 – ORGANIZATION

VS Trust (the “Trust”) is a Delaware statutory trust formed on October 24, 2019 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of June 30, 2022, the following two series of the Trust have commenced investment operations: -1x Short VIX Futures ETF (“SVIX”) and 2x Long VIX Futures ETF (“UVIX”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the Cboe BZX Exchange (“Cboe BZX”).

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

Statements of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statements of Financial Condition dated June 30, 2022, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements but does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the three months ended March 31, 2022 were typically as follows. All times are Eastern Standard Time:

	Create/Redeem	NAV Calculation	NAV
Fund	Cut-off*(EST)	Time (EST)	Calculation Date
-1x Short VIX Futures ETF and	2:00 p.m.	4:00 p.m.	June 30, 2022
2x Long VIX Futures ETF	2:00 p.m.	4:00 p.m.	June 30, 2022

*	Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended June 30, 2022.

Market value per Share is determined at the close of Cboe BZX and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the three months ended June 30, 2022.

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

The following table summarizes the valuation of investments at June 30, 2022 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Money Market Fund	Futures Contracts*	Foreign Currency Forward Contracts		Swap Agreements		Total
-1x Short VIX Futures ETF	8,291,332	47,600,870		—		—	55,892,202
2x Long VIX Futures ETF	17,149,760	120,887,402		—		—	138,037,162

Total Trust	$25,441,092	$168,488,272	$		$		$193,929,364

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

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

The counterparty/credit risk for cleared derivative transactions is generally lower than for OTC derivatives since generally a clearing organization becomes substituted for each counterparty to a cleared derivative contract and, in effect, guarantees the parties’ performance under the contract as each party to a trade looks only to the clearing organization for performance of financial obligations. In addition, cleared derivative transactions benefit from daily marking-to-market and settlement, and segregation and minimum capital requirements applicable to intermediaries.

Fair Value of Derivative Instruments as of June 30, 2022

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivables on open futures contracts, unrealized appreciation on swap agreements			Payable on open futures contracts, unrealized depreciation on swap agreements
	-1x Short VIX Futures ETF		$835,808			$	*
	2x Long VIX Futures ETF		(256,944	)*			—
		Total Trust	$578,864	*		$	*

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

The Effect of Derivative Instruments on the Statement of Operations

For the three months ended June 30, 2022

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain loss on futures contracts changes in unrealized appreciation (depreciation) on futures contracts
		-1x Short VIX Futures ETF	$(4,573,051)	$835,808
		2x Long VIX Futures ETF	7,528,449	(256,944)

		Total Trust	$(4,532)	$140,925

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of June 30, 2022.

Fair Values of Derivative Instruments as of June 30, 2022
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
-1x Short VIX Futures ETF				583,031		583,031
2x Long VIX Futures ETF	1,433,096		1,433,096

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at June 30, 2022. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of June 30, 2022
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
-1x Short VIX Futures ETF	$(583,031)	$	$583,031	$
2x Long VIX Futures ETF	1,433,096		1,433,096

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

Transaction fees for the three months ended June 30, 2022 were as follows:

Fund	Three Months Ended June 30, 2022
-1x Short VIX Futures ETF	$62,214
2x Long VIX Futures ETF	45,789
Total Trust	$108,003

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data is for a Share outstanding throughout the three months ended June 30, 2022

For the Three Months Ended June 30, 2022 (unaudited)

Per Share Operating Performance	-1x Short VIX Futures ETF	2x Long VIX Futures ETF

Net asset value, beginning of period	$14.16	$16.64
Net investment loss	(0.05)	(0.12)
Net realized and unrealized gain (loss) (1)	(3.71)	0.56
Change in net asset value from operations	(3.76)	0.44
Net asset value, end of period	$10.40	$17.08
Market value per share, at March 31, 2022 (2)	$10.40	$17.08
Total Return, at net asset value (3)	-26.56%	2.83%
Total Return, at market value (3)	-25.93%	1.30%

Ratios to Average Net Assets: (4)
Expense ratio (5)	2.18%	2.91%
Net investment loss	-0.50%	-0.67%

(1)	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
(2)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
(3)	Percentages are not annualized for the period ended June 30, 2022.
(4)	Percentages are annualized.
(5)	The expense ratio would be 2.00% and 2.81% respectively, if brokerage commissions and futures account fees were excluded.

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

Introduction

VS Trust (the “Trust”) is a Delaware statutory trust formed on October 24, 2019 and is currently organized into two separate series (each, a “Fund” and collectively, the “Funds”). As of June 30, 2022, the following two series of the Trust have commenced investment operations: -1x Short VIX Futures ETF and 2x Long VIX Futures ETF. Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the Cboe BZX Exchange (“Cboe BZX”).

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

Fund	Interest Income Three Months Ended June 30, 2022

-1x Short VIX Futures ETF	$9,602
2x Long VIX Futures ETF	12,375

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2022, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended June 30, 2022.

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

The tables below provide information about each Fund’s Financial Instruments. As of June 30, 2022, each of the Fund’s positions were as follows:

-1x Short VIX Futures ETF

As of June 30, 2022, SVIX was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2022, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	July 2022	847	$29.24	1,000	$(24,765,259)
VIX Futures (Cboe)	Short	August 2022	776	29.43	1,000	(22,835,611)

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

2x Long VIX Futures ETF

As of June 30, 2022, UVIX was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2022, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2022	2,183	$28.44	1,000	$62,086,613
VIX Futures (Cboe)	Long	August 2022	2,001	11.41	1,000	22,835,611

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

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

Not applicable.

Title of Securities Registered	Amount Registered as of June 30, 2022	Shares Sold For the Three Months Ended June 30, 2022	Sale Price of Shares Sold For the Three Months Ended June 30, 2022
-1x Short VIX Futures ETF	unlimited	4,510,000	$45,490,184
2x Long VIX Futres ETF	unlimited	3,530,000	49,351,250

Total Trust:		8,040,000	$94,841,434

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

VS Trust

/s/ Justin Young
By: Justin Young
Principal Executive Officer
Date: August 15, 2022

/s/ Stuart Barton
By: Stuart Barton
Principal Financial and Accounting Officer
Date: August 15, 2022