Form 10-Q
period 2022-09-30
VS Trust
filed 2022-11-08
CIK 1793497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2022.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☒ Yes ☐  No

As of September 30, 2022, the registrant had 12,140,000 shares of common stock, $0 par value per share, outstanding.

VS Trust

i

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

VS Trust

Statements of Assets and Liabilities

September 30, 2022 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
ASSETS
Investments in securities, at value *	$16,492,725	$31,236,527
Interest receivable	22,965	69,844
Receivable for shares sold	4,444,910	-
Deposit at Broker for Futures	36,207,427	56,663,638
Variation margin receivable	-	2,708,079
Other receivable	1,333	-
Due from Other	-	3,727,069
Total Assets	57,169,361	94,405,157

LIABILITIES
Payables
Variation margin payable	774,721	-
Due to Custodian	575,655	264,682
Management fees payable	44,372	177,469
Administrative, accounting and custodian fees payable	38,976	49,916
Professional fees payable	70,547	71,973
Licensing and registration fees payable	50,564	58,460
Total Liabilities	1,554,835	622,499
NET ASSETS	$55,614,526	$93,782,658

NET ASSETS CONSIST OF:
Paid-in capital	$58,167,050	$89,025,195
Total distributable earnings (accumulated deficit)	(2,552,524)	4,757,463
Net Assets	$55,614,526	$93,782,658

Net Asset Value (unlimited shares authorized):
Class I (unlimited shares authorized):
Net Assets	$55,614,526	$93,782,658
Shares Outstanding†	5,380,000	6,760,000
Net Asset Value, Offering and Redemption Price per Share	$10.34	$13.87

*Investments in securities, at cost	$16,492,725	$31,236,527

† No Par Value

VS Trust

Statements of Operations

For the Quarter Ended September 30, 2022 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
INVESTMENT INCOME
Income:
Interest income	$43,411	$126,917
Other income	-	7
Total Income	43,411	126,924

Expenses:
Management fees	146,457	464,768
Administrative, accounting and custodian fees	15,331	25,723
Professional fees	80,462	81,792
Licensing and registration fees	27,963	34,070
Broker interest expense	4,038	16,295
Total Expenses	274,252	622,647
Net Investment Loss	(230,841)	(495,724)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FUTURES CONTRACTS
Net realized gain (loss) on:
Short Term Investments	-	-
Futures	8,077,788	(22,686,414)
Net change in unrealized appreciation (depreciation) of:
Short Term Investments	-	-
Futures	(6,278,300)	20,574,735
Net realized and unrealized gain (loss) on investments and futures contracts	1,799,488	(2,111,678)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$1,568,647	$(2,607,402)

VS Trust

Statements of Changes in Net Assets

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended
	September 30, 2022 (Unaudited)	September 30, 2022 (Unaudited)
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment loss	$(230,841)	$(495,724)
Net realized gain (loss) on investments and futures contracts	8,077,788	(22,686,414)
Net change in unrealized appreciation (depreciation) of investments and futures contracts	(6,278,300)	20,574,735
Net increase (decrease) in net assets resulting from operations	1,568,647	(2,607,402)

CAPITAL SHARE TRANSACTIONS
Shares sold	37,128,501	148,158,278
Shares redeemed	(29,971,993)	(112,204,673)
Net increase in net assets from capital share transactions	7,156,508	35,953,605
Total increase in net assets	$8,725,155	$33,346,203

NET ASSETS
Beginning of Period	$46,889,371	$60,436,455
End of Period	$55,614,526	$93,782,658

VS Trust

Statements of Cash Flows

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	September 30, 2022 (Unaudited)	September 30, 2022 (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$1,568,647	$(2,607,402)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Purchase of investments	(73,580,457)	(189,402,007)
Proceeds from sales or maturities of investments held	65,379,064	175,315,240
Decrease (Increase) in Deposits at broker for futures contracts	3,665,556	(16,108,875)
Decrease (Increase) in Variation margin receivable	-	(1,274,983)
Decrease (Increase) in interest receivable	(13,363)	(57,469)
Decrease (Increase) in other receivables	(1,333)	-
Decrease (Increase) in Due from Other	-	(4,743,330)
Increase (Decrease) in Variation margin payable	191,690	-
Increase (Decrease) in Due to Custodian	575,655	264,682
Increase (Decrease) in Payable to Sponsor	(17,753)	107,134
Increase (Decrease) in Administrative, accounting and custodian fees payable	16,555	27,319
Increase (Decrease) in Professional fees payable	55,336	56,798
Increase (Decrease) in Licensing and registration fees payable	14,922	21,029
Net cash provided by (used in) operating activities	(2,145,481)	(38,401,864)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold, net of cost from shares purchased	32,683,591	150,498,756
Cost of shares redeemed	(34,077,640)	(112,204,673)
Net cash provided by (used in) financing activities	(1,394,049)	38,294,083
NET DECREASE IN CASH	(3,539,530)	(107,781)
Beginning of Period	$3,539,530	$107,781
End of Period	$-	$-

-1x Short VIX Futures ETF

Schedule of Investments (Unaudited)

September 30, 2022

SHORT TERM INVESTMENT - 29.7%
Money Market Fund - 29.7%
16,492,725	First American Government Obligations Fund, 2.77% (a)	$16,492,725
	TOTAL SHORT TERM INVESTMENT (Cost $16,492,725)	$16,492,725

	TOTAL INVESTMENTS (Cost $16,492,725) - 29.7%	$16,492,725
	Other Assets in Excess of Liabilities - 70.3% (b)	39,121,801
	TOTAL NET ASSETS - 100.0%	$55,614,526

Percentages are stated as a percent of net assets.

(a)	Represents annualized seven-day yield at September 30, 2022.

(b)	$35,432,706 of cash is pledged as collateral for futures contracts.

-1x Short VIX Futures ETF

Short Futures Contracts (Unaudited)

September 30, 2022

Contracts		Unrealized Appreciation/ (Depreciation)
(1,069)	CBOE VIX Futures	$(4,642,568)
	Expiring October 2022 (Underlying Face Amount at Market Value $33,566,600)
(713)	CBOE VIX Futures	(935,201)
	Expiring November 2022 (Underlying Face Amount at Market Value $22,053,090)	$(5,577,769)

See accompanying notes to financial statements

2x Long VIX Futures ETF

Schedule of Investments (Unaudited)

September 30, 2022

SHORT TERM INVESTMENT - 33.3%
Money Market Fund - 33.3%
31,236,527	First American Government Obligations Fund, 2.77% (a)	$31,236,527
	TOTAL SHORT TERM INVESTMENT (Cost $31,236,527)	$31,236,527

	TOTAL INVESTMENTS (Cost $31,236,527) - 33.3%	$31,236,527
	Other Assets in Excess of Liabilities - 66.7% (b)	62,546,131
	TOTAL NET ASSETS - 100.0%	$93,782,658

Percentages are stated as a percent of net assets.

(a)	Represents annualized seven-day yield at September 30, 2022.

(b)	$59,371,717 of cash is pledged as collateral for futures contracts.

2x Long VIX Futures ETF

Long Futures Contracts (Unaudited)

September 30, 2022

Contracts		Unrealized Appreciation/ (Depreciation)
3,606	CBOE VIX Futures	$16,904,759
	Expiring October 2022 (Underlying Face Amount at Market Value $113,228,400)
2,404	CBOE VIX Futures	3,689,234
	Expiring November 2022 (Underlying Face Amount at Market Value $74,355,720)	$20,593,993

See accompanying notes to financial statements

VS Trust

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

(unaudited)

NOTE 1 – ORGANIZATION

VS Trust (the “Trust”) is a Delaware statutory trust formed on October 24, 2019 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of September 30, 2022, the following two series of the Trust have commenced investment operations: -1x Short VIX Futures ETF (“SVIX”) and 2x Long VIX Futures ETF (“UVIX”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the Cboe BZX Exchange (“Cboe BZX”).

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

Statements of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statements of Financial Condition dated September 30, 2022, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements but does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the three months ended September 30, 2022 were typically as follows. All times are Eastern Standard Time:

	Create/Redeem	NAV Calculation	NAV
Fund	Cut-off*(EST)	Time (EST)	Calculation Date
-1x Short VIX Futures ETF and	2:00 p.m.	4:00 p.m.	September 30, 2022
2x Long VIX Futures ETF	2:00 p.m.	4:00 p.m.	September 30, 2022

*	Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended September 30, 2022.

Market value per Share is determined at the close of Cboe BZX and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the three months ended September 30, 2022.

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

The following table summarizes the valuation of investments at September 30, 2022 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Money Market Fund	Futures Contracts*	Foreign Currency Forward Contracts		Swap Agreements		Total
-1x Short VIX Futures ETF	16,492,725	(55,619,690)		—		—	(39,126,965)
2x Long VIX Futures ETF	31,236,527	187,584,120		—		—	218,820,647

Total Trust	$47,729,252	$131,964,430	$		$		$179,693,682

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

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

Brokerage Commissions and Futures Account Fees

Each Fund pays its respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission (“CFTC”) regulated investments. The effects of trading spreads, financing costs/fees associated with Financial Instruments, and costs relating to the purchase of U.S. Treasury securities or similar high credit quality short-term fixed-income would also be borne by the Funds. Brokerage commissions on futures contracts are recognized on a half-turn basis (e.g., the first half is recognized when the contract is purchased (opened) and the second half is recognized when the transaction is closed). The Sponsor is currently paying brokerage commissions on VIX futures contracts for the Funds that exceed variable create/redeem fees collected by more than 0.04% and 0.09%, for SVIX and UVIX, respectively, of each Fund’s average net assets annually.

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

Fair Value of Derivative Instruments as of September 30, 2022

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivables on open futures contracts, unrealized appreciation on swap agreements			Payable on open futures contracts, unrealized depreciation on swap agreements
	-1x Short VIX Futures ETF		$(5,577,769	)*		$		*
	2x Long VIX Futures ETF		20,593,993				—
		Total Trust	$14,296,435	*		$		*

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

The Effect of Derivative Instruments on the Statement of Operations

For the three months ended September 30, 2022

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		-1x Short VIX Futures ETF	$8,077,788	$(6,278,300)
		2x Long VIX Futures ETF	(22,686,414)	20,574,735
		Total Trust	$(14,608,626)	$14,296,435

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

The Effect of Derivative Instruments on the Statement of Operations

For the three months ended September 30, 2022

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of September 30, 2022.

Fair Values of Derivative Instruments as of September 30, 2022
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
-1x Short VIX Futures ETF				774,721		774,721
2x Long VIX Futures ETF	2,708,079		2,708,079

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at September 30, 2022. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of September 30, 2022
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
-1x Short VIX Futures ETF	$(774,721)	$	$	$(774,721)
2x Long VIX Futures ETF	2,708,079			2,708,079

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

Transaction fees for the three months ended September 30, 2022 were as follows:

Fund	Three Months Ended September 30, 2022
-1x Short VIX Futures ETF	$20,124
2x Long VIX Futures ETF	78,086
Total Trust	$98,210

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data is for a Share outstanding throughout the three months ended September 30, 2022

VS Trust

Financial Highlights

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended
	September 30, 2022 (Unaudited)	September 30, 2022 (Unaudited)
Net Asset Value, Beginning of Period	$10.40	$17.12
Net investment loss (1)	$(0.06)	$(0.05)
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts (2)	$(0.00)	$(3.20)
Net Increase (Decrease) in Net Asset Value Resulting from Operations	$(0.06)	$(3.25)
Net Asset Value, End of Period	$10.34	$13.87
Market Value Per Share, at September 30, 2022 (3)	$10.52	$13.40
Total Return at Net Asset Value (4)	-0.58%	-18.97%
Total Return at Market Value (4)	-0.87%	-18.21%

Ratios to Average Net Assets: (5)
Expense ratio (6)	2.34%	2.35%
Net Investment Loss	-2.06%	-1.93%

(1)	Net investment loss per share represents net investment loss divided by the daily average shares of beneficial interest outstanding during the period.
(2)	Due to timing of capital share transactions, per share amounts may not compare with amounts appearing elsewhere within these Financial Statements.
(3)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
(4)	Percentages are not annualized for the period ended September 30, 2022.
(5)	Percentages are annualized.
(6)	The expense ratio would be 2.23% and 2.27% respectively, if brokerage commissions and futures and futures account fees were excluded.

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

Introduction

VS Trust (the “Trust”) is a Delaware statutory trust formed on October 24, 2019 and is currently organized into two separate series (each, a “Fund” and collectively, the “Funds”). As of September 30, 2022, the following two series of the Trust have commenced investment operations: -1x Short VIX Futures ETF and 2x Long VIX Futures ETF. Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the Cboe BZX Exchange (“Cboe BZX”).

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities. A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three months ended September 31, 2022, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended September 30, 2022

-1x Short VIX Futures ETF	$43,411
2x Long VIX Futures ETF	126,917

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2022, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended September 30, 2022.

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

The tables below provide information about each Fund’s Financial Instruments. As of September 30, 2022, each of the Fund’s positions were as follows:

-1x Short VIX Futures ETF

As of September 30, 2022, SVIX was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2022, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	October 2022	1,069	$31.40	1,000	$(33,566,600)
VIX Futures (Cboe)	Short	November 2022	713	30.93	1,000	(22,053,090)

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

2x Long VIX Futures ETF

As of September 30, 2022, UVIX was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2022, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2022	3,606	$31.40	1,000	$113,228,400
VIX Futures (Cboe)	Long	November 2022	2,404	30.93	1,000	74,355,720

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

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

Not applicable.

Title of Securities Registered	Amount Registered as of September 30, 2022	Shares Sold For the Three Months Ended September 30, 2022	Sale Price of Shares Sold For the Three Months Ended September 30, 2022
-1x Short VIX Futures ETF	unlimited	3,290,000	$37,128,501
2x Long VIX Futres ETF	unlimited	12,610,000	148,158,278

Total Trust:		15,900,000	$185,286,779

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.

31.1*	Description of Document Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Description of Document Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Description of Document Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 under the Securities Exchange Act of 1934

32.2*	Description of Document Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 under the Securities Exchange Act of 1934

EX-101.INS	Inline XBRL Taxonomy Instance Document (1)

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

EX-101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document (1)

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

EX-101.LAB	Inline XBRL Taxonomy Label Linkbase Document (1)

EX-101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document (1)

Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL

104.1	tags are embedded within the inline XBRL document.

*	Filed herewith.

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

VS Trust

/s/ Justin Young
By:	Justin Young
Principal Executive Officer

Date: November 8, 2022

/s/ Justin Young
By:	Justin Young
Principal Financial and Accounting Officer

Date: November 8, 2022