Form 10-K
period 2022-12-31
VS Trust
filed 2023-03-28
CIK 1793497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2022.

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission file number: 001-41280

VS Trust

(Exact name of registrant as specified in its charter)

Delaware	84-6704517
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Volatility Shares LLC
2000 PGA Boulevard, Suite 4440
Palm Beach Gardens, FL 33408

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statement of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes ☒ No

As of February 28, 2023, the registrant had 7,570,000 shares of common stock, $0 par value per share, outstanding.

The aggregate market value of each Fund’s units held by non-affiliates as of June 30, 2022 and the number of outstanding units for each Fund as of February 28, 2023, are included in the table below.

Fund	Aggregate Market Value of the Fund's Units Held by Non-Affiliates as of June 30, 2022	Number of Outstanding Units as of February 28, 2023
-1x Short VIX Futures ETF	$46,889,371	2,890,000
2x Long VIX Futures ETF	$60,436,455	4,680,000
Total	$107,325,826

DOCUMENTS INCORPORATED BY REFERENCE:

None.

THE FINANCIAL STATEMENT SCHEDULES CONTAINED IN PART IV OF THIS ANNUAL REPORT ON FORM 10-K CONSTITUTE THE ANNUAL REPORT WITH RESPECT TO THE COMMODITY POOLS FOR PURPOSES OF COMMODITY FUTURES TRADING COMMISSION RULE 4.22(C)

VS Trust

i

Part I.

Item 1. Business.

Summary

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

The Funds’ inception of operation was March 28, 2022. Neither the Trust nor the Funds had any operations prior to March 28, 2022, other than matters relating to its date of organization and the registration of each series under the Securities Act of 1933.

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

Penserra Capital (the “Commodity Sub-Adviser”) serves as the Funds’ sub-adviser (the “Commodity Sub-Adviser”) and provides sub-advisory services to each Fund pursuant to a commodity sub-advisory agreement (the “Commodity Sub-Advisory Agreement”). Prior to November 1, 2022, Milliman FRM served as the Funds’ commodity sub-adviser.

SVIX seeks daily investment results, before fees and expenses, that correspond to the performance of the Short VIX Futures Index (the “Short Index”) for a single day, not for any other period. UVIX seeks daily investment results, before fees and expenses, that correspond to twice the performance of the Long VIX Futures Index (the “Long Index”). A “single day” is measured from the time a Fund calculates its net asset value (“NAV”) to the time of the Fund’s next NAV calculation. The NAV calculation time for a Fund typically is 4:00 p.m. (Eastern Time). The Short Index measures the daily inverse (i.e., opposite) performance of a portfolio of first- and second-month futures contracts on the CBOE Volatility Index, commonly known as the “VIX.” The Long Index measures the performance of a portfolio of first- and second-month futures contracts on the VIX. Because the Funds’ portfolios are rebalanced daily to meet their leveraged (or inverse) investment objective, the Funds may not be suitable for investors who plan to hold them for periods longer than one day, particularly in volatile markets.

The Funds seek to achieve their investment objective through the appropriate amount of exposure to the VIX futures contracts included in their respective index. The Funds also have the ability to engage in options transactions, swaps, forward contracts and other instruments in order to achieve their investment objective, in the manner and to the extent described herein.

SVIX is not benchmarked to the inverse of, and UVIX is not benchmarked to twice, the widely referenced VIX. The Short Index and the inverse of the VIX are separate measurements and can be expected to perform very differently. The Long Index and twice the VIX also are separate measurements and can be expected to perform very differently. As such, SVIX can be expected to perform very differently from the inverse (-1x) of the performance of the VIX over any period, and UVIX can be expected to perform very differently from twice (2x) of the performance of the VIX over any period. The Funds continuously offer and redeem Shares in blocks of at least 10,000 Shares (each such block, a “Creation Unit”) at current per Share market prices. Only Authorized Participants (as defined herein) may purchase and redeem Shares from a Fund and then only in Creation Units. An Authorized Participant is an entity that has entered into an Authorized Participant Agreement with the Trust and Volatility Shares LLC (the “Sponsor”). Shares are offered on a continuous basis to Authorized Participants in Creation Units at NAV. Authorized Participants may then offer to the public, from time to time, Shares from any Creation Unit they create at a per-Share market price. The form of Authorized Participant Agreement and the related Authorized Participant Procedures Handbook set forth the terms and conditions under which an Authorized Participant may purchase or redeem a Creation Unit. Authorized Participants will not receive from a Fund, the Sponsor, or any of their affiliates, any fee or other compensation in connection with their sale of Shares to the public. An Authorized Participant may receive commissions or fees from investors who purchase Shares through their commission or fee-based brokerage accounts.

The Sponsor maintains a website at www.volatilityshares.com, through which monthly account statements and the Trust’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), can be accessed free of charge, as soon as reasonably practicable after such material is electronically file with, or furnished to, the U.S. Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

Investment Objectives and Principal Investment Strategies

Investment Objectives

SVIX

SVIX seeks daily investment results, before fees and expenses, that correspond to the performance of the Short Index for a single day. The Fund does not seek to achieve its stated objective over a period greater than a single day. A “single day” is measured from the time the Fund calculates its NAV to the time of the Fund’s next NAV calculation.

The Index measures the daily inverse performance of a portfolio of first and second month VIX futures contracts. This theoretical portfolio is rolled each day to maintain a consistent time to maturity of the futures contracts. The Index is calculated daily at 4:00 p.m. (Eastern time) and at a value calculated from the average price for the futures contracts between 3:45 p.m. (Eastern time) and 4:00 p.m. (Eastern time). Through this price averaging process — known as the Time Weighted Average Price (or TWAP). The Short Index inception date was November 22, 2019. Its ticker symbol is: SHORTVOL.

If SVIX is successful in meeting its objective, its value on a given day, before fees and expenses, should gain approximately as much on a percentage basis as the level of the Short Index. Conversely, its value on a given day, before fees and expenses, should lose approximately as much on a percentage basis as the level of the Short Index. Although the Fund seeks to track the performance of the Short Index each day, the Fund may not perfectly track the Short Index’s performance over the same period, which is known as tracking error.

UVIX

UVIX seeks daily investment results, before fees and expenses, that correspond to twice (2x) the performance of the Long Index for a single day. The Fund does not seek to achieve its stated objective over a period greater than a single day. A “single day” is measured from the time the Fund calculates its NAV to the time of the Fund’s next NAV calculation.

The Long Index measures the daily performance of a portfolio of long positions in first and second month VIX futures contracts. This theoretical portfolio is rolled each day to maintain a consistent time to maturity of the futures contracts. The Index is calculated daily at 4:00 p.m. (Eastern time) and at a value calculated from the average price for the futures contracts between 3:45 p.m. (Eastern time) and 4:00 p.m. (Eastern time). Through this price averaging process — known as the Time Weighted Average Price (or TWAP). The Long Index inception date is October 8, 2021. Its ticker symbol is: LONGVOL. If the Fund is successful in meeting its objective, its value on a given day, before fees and expenses, should gain or lose approximately as much on a percentage basis as twice (2x) the level of the Index. Although the Fund seeks to track twice (2x) the performance of the Index each day, the Fund may not perfectly achieve its objective over the same period, which is known as tracking error. For more information, see Correlation Risk on page 10.

The Fund is not designed to meet its investment objective over periods longer than one day. Notwithstanding, the table below shows a performance example of the how compounding impacts a 2x daily rebalanced investment referencing an index over periods longer than one day. Areas shaded lighter represent those scenarios where a hypothetical fund that seeks 2x daily returns of an index will return the same or outperform (i.e., return more than) 2x of the index performance; conversely, areas shaded darker represent those scenarios where the hypothetical fund will underperform (i.e., return less than) 2x of the index performance.

Principal Investment Strategies

In seeking to achieve each Fund’s investment objective, the Commodity Sub-Adviser uses a mathematical approach to investing. Using this approach, the Commodity Sub-Adviser determines the type, quantity and mix of investment positions that it believes, in combination, should produce daily returns consistent with each Fund’s objective.

Each Fund intends to meet its investment objective by investing all or substantially all of its assets in positions in first and second month VIX futures contracts, though it may invest in any one of, or combinations of, Financial Instruments (e.g., futures contracts, options contracts and swap transactions), such that a Fund typically has exposure intended to approximate the Index at the time of its NAV calculation. Under normal market conditions, SVIX’s portfolio will comprise short positions, and UVIX’s portfolio will comprise long positions, on first- and second-month VIX futures contracts. The number and type of these contracts will naturally change day-to-day as each Fund takes a daily rolling position in such contracts.

In the event that accountability rules, price limits, position limits, margin limits or other exposure limits are reached with respect to VIX futures contracts, the Sponsor may cause a Fund to obtain exposure to the Index through the use of options contracts or swap transactions referencing the VIX futures contracts. Each Fund may also invest in swaps if the market for a specific futures contract experiences emergencies (e.g., natural disaster, terrorist attack or an act of God) or disruptions (e.g., a trading halt or a flash crash) or in situations where the Sponsor deems it impractical or inadvisable to buy or sell futures contracts (such as during periods of market volatility or illiquidity).

Each Fund also may hold cash or cash equivalents such as U.S. Treasury securities or other high credit quality, short-term fixed-income or similar securities (such as shares of money market funds) as collateral for Financial Instruments and pending investment in Financial Instruments.

Neither Fund is actively managed by traditional methods (e.g., by effecting changes in the composition of a portfolio on the basis of judgments relating to economic, financial and market conditions with a view toward obtaining positive results under all market conditions). Each Fund seeks to remain fully invested at all times in Financial Instruments and money market instruments that, in combination, provide exposure to the Index consistent with its investment objective without regard to market conditions, trends or direction.

Each Fund seeks to position its portfolio so that its exposure to its Benchmark is consistent with its investment objective. The time and manner in which the Fund rebalances its portfolio is defined by the Index methodology but may vary from day to day depending upon market conditions and other circumstances, deemed at the discretion of the Commodity Sub-Adviser, beneficial at tracking the Benchmark, or beneficial to the Fund holders.

The amount of exposure a Fund has to a specific combination of Financial Instruments may differ and may be changed without shareholder approval at any given time. Currently, SVIX seeks to be, under normal market conditions and absent any unforeseen circumstances, fully exposed to short positions in short-term VIX futures contracts, and UVIX seeks to be, under normal market conditions and absent any unforeseen circumstances, fully exposed to long positions in short-term VIX futures contracts. To the extent that any options or swap transaction entered into by a Fund are believed by the Fund to be “securities” under the Investment Company Act of 1940, the Fund will limit its investments in such transactions so that such investments, in combination, will not exceed 40 percent of the Fund’s assets (other than cash and government securities) and thereby avoid potentially being deemed an unregistered investment company.”

The amount of a Fund’s exposure should be expected to change from time to time at the discretion of the Sponsor based on market conditions and other factors.

In addition, the Sponsor has the power to change the Fund’s investment objective, Benchmark or investment strategy at any time, without shareholder approval, subject to applicable regulatory requirements.

Mitigating Price Impacts to VIX Futures Contract Prices at Times of Fund Rebalancing

The Sponsor will seek to minimize the market impact of rebalances across all exchange traded products based on VIX Futures Contracts that it sponsors (the “VIX ETPs”) on the price of VIX futures contracts by limiting VIX ETP participation, on any given day, in VIX futures contracts to no more than ten percent (10%) of the contracts traded on Cboe Futures Exchange, Inc. (“CFE”) during any “Rebalance Period,” defined as any fifteen minute period of continuous market trading. In the event that any VIX ETP (including each Fund) expects to hit the ten percent threshold during the primary Rebalance Period from 3:45 p.m. to 4:00 p.m. (Eastern time), the VIX ETPs would extend participation during periods of market illiquidity, the Sponsor, on any given day, may vary the manner and period over which all funds it sponsors are rebalanced, and as such, the manner and period over which a Fund is rebalanced.

The Short Index

The Short Index measures the daily inverse performance of a portfolio of first and second month VIX futures contracts. This theoretical portfolio is rolled each day to maintain a consistent time to maturity of the futures contracts.

The Short Index is calculated daily at 4:00 p.m. (Eastern time) from the average price of the VIX futures contracts between 3:45 p.m. and 4:00 p.m. (Eastern time).

The Short Index has an inception date of November 22, 2019.

The Long Index

The Long Index measures the daily performance of long positions in a portfolio of first and second month VIX futures contracts. This theoretical portfolio is rolled each day to maintain a consistent time to maturity of the futures contracts.

The Long Index is calculated daily at 4:00 p.m. (Eastern time) from the average price of the VIX futures contracts between 3:45 p.m. and 4:00 p.m. (Eastern time).

The Long Index has an inception date of October 8, 2021.

VIX Futures Contracts

Each Index is comprised of VIX futures contracts. VIX futures contracts were first launched for trading by the CBOE in 2004. VIX futures contracts allow investors to invest based on their view of the forward implied market volatility of the S&P 500. Investors that believe the forward implied market volatility of the S&P 500 will increase may buy VIX futures contracts. Conversely, investors that believe that the forward implied market volatility of the S&P 500 will decline may sell VIX futures contracts.

While the VIX represents a measure of the current expected volatility of the S&P 500 over the next 30 days, the prices of VIX futures contracts are based on the current expectation of the expected 30-day volatility of the S&P 500 on the expiration date of the futures contract. Since the VIX and VIX futures contracts are two distinctly different measures, the VIX and VIX futures contracts generally behave quite differently.

An important consequence of the spot/forward relationship between the VIX and VIX futures contracts (and therefore between the VIX and A Fund) that investors should understand is that the price of a VIX futures contract can be lower, equal to or higher than the VIX, depending on whether the market expects volatility to be lower, equal to or higher in the 30-day forward period covered by the VIX futures contract than in the 30-day spot period covered by the VIX. Therefore the performance of VIX Futures contracts should be expected to be very different than the performance of the VIX as there is no direct relationship between the two measures. As a result, since the performance of a Fund is linked to the performance of the VIX futures contracts included in the Index, a Fund should be expected to perform very differently from the VIX (or -1x or 2x thereof).

The VIX

The VIX is an index designed to measure the implied volatility of the S&P 500 over 30 days in the future. The VIX is calculated based on the prices of certain put and call options on the S&P 500. The VIX is reflective of the premium paid by investors for certain options linked to the level of the S&P 500.

●	During periods of rising investor uncertainty, including periods of market instability, the implied level of volatility of the S&P 500 typically increases and, consequently, the prices of options linked to the S&P 500 typically increase (assuming all other relevant factors remain constant or have negligible changes). This, in turn, causes the level of the VIX to increase.

●	During periods of declining investor uncertainty, the implied level of volatility of the S&P 500 typically decreases and, consequently, the prices of options linked to the S&P 500 typically decrease (assuming all other relevant factors remain constant or have negligible changes). This, in turn, causes the level of the VIX to decrease.

Volatility, and the level of the VIX, can increase (or decrease) without warning. The VIX was developed by the CBOE and is calculated, maintained and published by the CBOE. The CBOE may change the methodology used to determine the VIX and has no obligation to continue to publish, and may discontinue the publication of, the VIX. The VIX is reported by Bloomberg Finance L.P. under the ticker symbol “VIX.”

The S&P 500

The S&P 500 is an index that measures large-cap U.S. stock market performance. It is a float-adjusted market capitalization weighted index of 500 U.S. operating companies and real estate investment trusts selected by the S&P U.S. Index Committee through a non-mechanical process that factors in criteria such as liquidity, price, market capitalization and financial viability. Reconstitution occurs both on a quarterly and ongoing basis. S&P publishes the S&P 500. The daily calculation of the current value of the S&P 500 is based on the relative value of the aggregate market value of the common stocks of 500 companies as of a particular time compared to the aggregate average initial market value of the common stocks of 500 similar companies at the time of the inception of the S&P 500. The 500 companies are not the 500 largest publicly traded companies and not all 500 companies are listed on the Exchange. S&P chooses companies for inclusion in the S&P 500 with the objective of achieving a distribution by broad industry groupings that approximates the distribution of these groupings in the common stock population of the U.S. equity market. S&P may from time to time, in its sole discretion, add companies to, or delete companies from, the S&P 500 to achieve the objectives stated above. Relevant criteria employed by S&P include the viability of the particular company, the extent to which that company represents the industry group to which it is assigned, the extent to which the company’s common stock is widely held and the market value and trading activity of the common stock of that company.

Information about the Index Provider

EACH FUND IS NOT SPONSORED, ENDORSED, SOLD OR PROMOTED BY S&P AND ITS AFFILIATES OR CBOE. S&P AND CBOE MAKE NO REPRESENTATION, CONDITION OR WARRANTY, EXPRESS OR IMPLIED, TO THE OWNERS OF A FUND OR ANY MEMBER OF THE PUBLIC REGARDING THE ADVISABILITY OF INVESTING IN SECURITIES GENERALLY OR IN THE FUND PARTICULARLY OR THE ABILITY OF THE INDEX TO TRACK MARKET PERFORMANCE AND/OR OF GROUPS OF ASSETS OR ASSET CLASSES AND/OR TO ACHIEVE ITS STATED OBJECTIVE AND/OR TO FORM THE BASIS OF A SUCCESSFUL INVESTMENT STRATEGY, AS APPLICABLE. S&P’S AND CBOE’S ONLY RELATIONSHIP TO VS TRUST ON BEHALF OF ITS APPLICABLE SERIES AND VOLATILITY SHARES LLC IS THE LICENSING OF CERTAIN TRADEMARKS AND TRADE NAMES AND OF EACH INDEX WHICH ARE DETERMINED, COMPOSED AND CALCULATED BY S&P AND CBOE WITHOUT REGARD TO VS TRUST ON BEHALF OF ITS APPLICABLE SERIES AND VOLATILITY SHARES LLC OR THE FUNDS. S&P AND CBOE HAVE NO OBLIGATION TO TAKE THE NEEDS OF VS TRUST ON BEHALF OF ITS APPLICABLE SERIES AND VOLATILITY SHARES LLC OR THE OWNERS OF THE FUNDS INTO CONSIDERATION IN DETERMINING, COMPOSING OR CALCULATING THE INDEX. S&P AND CBOE ARE NOT ADVISORS TO THE FUNDS AND ARE NOT RESPONSIBLE FOR AND HAVE NOT PARTICIPATED IN THE DETERMINATION OF THE PRICES AND AMOUNT OF THE FUNDS OR THE TIMING OF THE ISSUANCE OR SALE OF A FUND OR IN THE DETERMINATION OR CALCULATION OF THE EQUATION BY WHICH FUND SHARES ARE TO BE CONVERTED INTO CASH. S&P AND CBOE HAVE NO OBLIGATION OR LIABILITY IN CONNECTION WITH THE ADMINISTRATION, MARKETING, OR TRADING OF THE FUNDS.

NEITHER S&P, ITS AFFILIATES NOR THIRD PARTY LICENSORS, INCLUDING CBOE, GUARANTEES THE ACCURACY AND/OR THE COMPLETENESS OF AN INDEX OR ANY DATA INCLUDED THEREIN AND S&P, ITS AFFILIATES AND THEIR THIRD PARTY LICENSORS, INCLUDING CBOE, SHALL HAVE NO LIABILITY FOR ANY ERRORS, OMISSIONS, OR INTERRUPTIONS THEREIN. S&P AND CBOE MAKE NO WARRANTY, CONDITION OR REPRESENTATION, EXPRESS OR IMPLIED, AS TO RESULTS TO BE OBTAINED BY VS TRUST ON BEHALF OF ITS APPLICABLE SERIES AND VOLATILITY SHARES LLC, SHAREHOLDERS OF THE FUNDS, OR ANY OTHER PERSON OR ENTITY FROM THE USE OF AN INDEX OR ANY DATA INCLUDED THEREIN. S&P AND CBOE MAKE NO EXPRESS OR IMPLIED WARRANTIES, REPRESENTATIONS OR CONDITIONS, AND EXPRESSLY DISCLAIM ALL WARRANTIES OR CONDITIONS OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE OR USE AND ANY OTHER EXPRESS OR IMPLIED WARRANTY OR CONDITION WITH RESPECT TO THE INDEX OR ANY DATA INCLUDED THEREIN. WITHOUT LIMITING ANY OF THE FOREGOING, IN NO EVENT SHALL S&P, ITS AFFILIATES OR THEIR THIRD PARTY LICENSORS, INCLUDING CBOE, HAVE ANY LIABILITY FOR ANY SPECIAL, PUNITIVE, INDIRECT, OR CONSEQUENTIAL DAMAGES (INCLUDING LOST PROFITS) RESULTING FROM THE USE OF THE INDEX OR ANY DATA INCLUDED THEREIN, EVEN IF NOTIFIED OF THE POSSIBILITY OF SUCH DAMAGES.

Information about Financial Instruments and Commodities Markets

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

Each Fund currently uses each of the following firms as an FCM: ADM Investor Services, Inc. (“ADMIS”), Advantage Futures LLC (“Advantage”), Marex North America LLC (“Marex”), StoneX Financial Inc. — FCM, Straits Financial LLC, E D& F Man Capital Markets Inc. and RBC Capital Markets, LLC (“RBC Capital”). The FCMs used by a Fund may change from time to time. The above discussion relating to an FCM also would apply to other firms that serve as an FCM to a Fund in the future. Each FCM in its capacity as a registered FCM, serves as a clearing broker to the Trust and a Fund and certain other funds of the Trust and as such arranges for the execution and clearing of a Fund’s futures transactions. Each FCM acts as clearing broker for many other funds and individuals. A variety of executing brokers may execute futures transactions on behalf of the Funds. The executing brokers will give-up all such transactions to an FCM as applicable. Each FCM is registered as an FCM with the CFTC, is a member of the NFA and a clearing member of the CBOT, CME, NYMEX, or another major U.S. commodity exchange. No FCM is affiliated with or acts as a supervisor of the Trust, the Funds, the Sponsor, the Commodity Sub-Adviser, the Trustee, the Administrator, Sub-Administrator, Transfer Agent, or the Custodian. No FCM acts as an underwriter or sponsor of the offering of the Shares, or has passed upon the merits of participating in this offering or has passed upon the adequacy of this Prospectus or on the accuracy of the information contained herein. No FCM provides any commodity trading advice regarding a Fund’s trading activities. Investors should investors should also note that the Sponsor may select additional clearing brokers or replace any FCM as a Fund’s clearing broker.

Options

An option is a contract that gives the purchaser of the option, in return for the premium paid, the right to buy an underlying reference instrument, such as a specified security, currency, index, or other instrument, from the writer of the option (in the case of a call option), or to sell a specified reference instrument to the writer of the option (in the case of a put option) at a designated price during the term of the option. The premium paid by the buyer of an option will reflect, among other things, the relationship of the exercise price to the market price and the volatility of the underlying reference instrument, the remaining term of the option, supply, demand, interest rates and/or currency exchange rates. An American style put or call option may be exercised at any time during the option period while a European style put or call option may be exercised only upon expiration or during a fixed period prior thereto. Put and call options are traded on national securities exchanges and in the OTC market. Options traded on national securities exchanges are within the jurisdiction of the SEC or other appropriate national securities regulator, as are securities traded on such exchanges. As a result, many of the protections provided to traders on organized exchanges will be available with respect to such transactions. In particular, all option positions entered into on a national securities exchange in the United States are cleared and guaranteed by the Options Clearing Corporation, thereby reducing the risk of counterparty default. Furthermore, a liquid secondary market in options traded on a national securities exchange may be more readily available than in the OTC market, potentially permitting a Fund to liquidate open positions at a profit prior to exercise or expiration, or to limit losses in the event of adverse market movements. There is no assurance, however, that higher than anticipated trading activity or other unforeseen events might not temporarily render the capabilities of the Options Clearing Corporation inadequate, and thereby result in the exchange instituting special procedures which may interfere with the timely execution of a Fund’s orders to close out open options positions.

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

Money Market Instruments

Money market instruments are short-term debt instruments that have a remaining maturity of 397 days or less and exhibit high quality credit profiles. Money market instruments may include U.S. government securities, securities issued by governments of other developed countries and repurchase agreements.

U.S. Derivatives Exchanges

Derivatives exchanges, including swap execution facilities that are required under the Dodd-Frank Act, provide centralized market facilities for trading derivatives in which multiple persons have the ability to execute or trade contracts by accepting bids and offers from multiple participants. Members of, and trades executed on, a particular exchange are subject to the rules of that exchange. Among the principal exchanges in the United States are the CBOE (which includes the CBOE Futures Exchange (the “CFE”)), the Chicago Mercantile Exchange (“CME”) (which includes, among others, the Chicago Board of Trade (“CBOT”) and the New York Mercantile Exchange (the “NYMEX”) and the Intercontinental Exchange (“ICE”)).

Each derivatives exchange in the United States has an associated “clearing house.” Clearing houses provide services designed to transfer credit risk and ensure the integrity of trades. Once trades between members of an exchange have been confirmed and/or cleared, the clearing house becomes substituted for each buyer and each seller of contracts traded on the exchange and, in effect, becomes the other party to each trader’s open position in the market. Thereafter, each party to a trade looks only to the clearing house for performance. The clearing house generally establishes some sort of security or guarantee fund to which all clearing members of the exchange must contribute. This fund acts as an emergency buffer which is intended to enable the clearing house to meet its obligations with regard to the other side of an insolvent clearing member’s contracts. Furthermore, clearing houses require margin deposits and continuously mark positions to market to provide some assurance that their members will be able to fulfil their contractual obligations. Thus, members effecting derivatives transactions on an organized exchange or clearing an OTC derivatives transaction through a clearing house do not bear the risk of the insolvency of the party on the opposite side of the trade; their credit risk is limited to the respective solvencies of their commodity broker and the clearing house. The clearing house “guarantee” of performance on open positions does not run to customers. If a member firm goes bankrupt, customers could lose money.

If a Fund decides to execute derivatives transactions through such derivatives exchanges — and especially if it decides to become a direct member of one or more exchanges or swap execution facilities — the Fund would be subject to the rules of the exchange or swap executive facility, which would bring additional risks and liabilities, and potential additional regulatory requirements.

Regulations

Derivatives exchanges in the United States are subject to regulation under the CEA, by the CFTC, the governmental agency having responsibility for regulation of derivatives exchanges and trading on those exchanges. Following the adoption of the Dodd-Frank Act, the CFTC also has authority to regulate OTC derivatives markets, including certain OTC foreign exchange markets.

The CFTC has exclusive authority to designate exchanges for the trading of specific futures contracts and to prescribe rules and regulations of the marketing of each. The CFTC also regulates the activities of “commodity pool operators” and the CFTC has adopted regulations with respect to certain of such persons’ activities. Pursuant to its authority, the CFTC requires a commodity pool operator, such as the Sponsor, to keep accurate, current and orderly records with respect to each pool it operates. The CFTC may suspend, modify or terminate the registration of any registrant for failure to comply with CFTC rules or regulations. Suspension, restriction or termination of the Sponsor’s registration as a commodity pool operator would prevent it, until such time (if any) as such registration were to be reinstated, from managing, and might result in the termination of the Fund. If the Sponsor were unable to provide services and/or advice to the Fund, the Fund would be unable to pursue its investment objective unless and until the Sponsor’s ability to provide services and advice to the Fund was reinstated or a replacement for the Sponsor as commodity pool operator could be found. Such an event could result in termination of the Fund.

The CEA requires all FCMs to meet and maintain specified fitness and financial requirements, segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC.

The CEA also gives the states certain powers to enforce its provisions and the regulations of the CFTC.

Under certain circumstances, the CEA grants shareholders the right to institute a reparations proceeding before the CFTC against the Sponsor (as a registered commodity pool operator), an FCM, as well as those of their respective employees who are required to be registered under the CEA. Shareholders may also be able to maintain a private right of action for certain violations of the CEA.

Pursuant to authority in the CEA, the NFA has been formed and registered with the CFTC as a registered futures association. At the present time, the NFA is the only self-regulatory organization for commodities professionals other than exchanges. As such, the NFA promulgates rules governing the conduct of commodity professionals and disciplines those professionals that do not comply with such standards. The CFTC has delegated to the NFA responsibility for the registration of commodity pool operators, FCMs, swap dealers, commodity trading advisors, introducing brokers and their respective associated persons and floor brokers. The Sponsor is a member of the NFA (each Fund itself is not required to become members of the NFA). As an NFA member, the Sponsor is subject to NFA standards relating to fair trade practices, financial condition, and consumer protection.

The CEA and CFTC regulations prohibit market abuse and generally require that all futures exchange-based trading be conducted in compliance with rules designed to ensure the integrity of market prices and without any intent to manipulate prices. CFTC regulations and futures exchange rules also impose limits on the size of the positions that a person may hold or control as well as standards for aggregating certain positions. The rules of the CFTC and the futures exchanges also authorize special emergency actions to halt, suspend or limit trading overall or to restrict, halt, suspend or limit the trading of an individual trader or to otherwise impose special reporting or margin requirements.

Each Fund’s investments in Financial Instruments will be subject to regulation under the CEA and traded pursuant to CFTC and applicable exchange regulations.

Daily Limits

Most U.S. futures exchanges (but generally not foreign exchanges or banks or dealers in the cases of swap agreements) limit the amount of fluctuation in some futures contract or options contract prices during a single day by regulations. These regulations specify what are referred to as “daily price fluctuation limits” or more commonly “daily limits.” Once the daily limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit. Currently, CBOE limits daily VIX futures contracts to no more than 50,000 per entity.

Margin

“Initial” or “original” margin is the minimum dollar amount that a counterparty to a cleared derivatives contract must deposit with its commodity broker in order to establish an open position. “Maintenance” or “variation” margin is the amount (generally less than initial margin) to which a trader’s account may decline before he must deliver additional margin so as to maintain open positions. A margin deposit is like a cash performance bond. It helps assure the futures trader’s performance of the futures contracts he purchases or sells.

The minimum amount of margin required in connection with a particular futures contract is set by the exchange on which such contract is traded and is subject to change at any time during the term of the contract. Futures contracts are customarily bought and sold on margins that represent a percentage of the aggregate purchase or sales price of the contract.

Brokerage firms may require higher amounts of margin than exchange minimums. These requirements may change without warning.

Margin requirements are computed each day or intraday by a commodity broker and the relevant exchange. At the close of each trading day or intraday, each open futures contract is marked to market, that is, the gain or loss on the position is calculated from the prior day’s close. When the market value of a particular open futures contract position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the commodity broker. If the margin call is not met within a reasonable time, the broker may close out the customer’s position.

Creation and Redemption of Shares

Each Fund creates and redeems Shares from time to time, but only in one or more Creation Units. A Creation Unit is a block of at least 10,000 Shares. Except when aggregated in Creation Units, the Shares are not redeemable securities.

The manner by which Creation Units are purchased and redeemed is governed by the terms of the Authorized Participant Agreement and Authorized Participant Procedures Handbook, and all such procedures are at the discretion of the Sponsor. By placing a purchase order, an Authorized Participant agrees to deposit cash or Financial Instruments with the Custodian of a Fund (unless as provided otherwise by this Prospectus). Purchases and redemptions made by Authorized Participants primarily in cash rather than through in-kind delivery of Financial Instruments, if not offset by a transaction fee (as described below), may cause a Fund to incur certain costs, including brokerage costs or taxable capital gains or losses, that may decrease the Fund’s net asset value.

If permitted by the Sponsor in its sole discretion with respect to a Fund, an Authorized Participant may also agree to enter into or arrange for an exchange of a futures contract for related position (“EFCRP”) or block trade with the Fund whereby the Authorized Participant would also transfer to the Fund a number and type of exchange-traded futures contracts at or near the closing settlement price for such contracts on the purchase order date. Similarly, the Sponsor in its sole discretion may agree with an Authorized Participant to use an EFCRP to effect an order to redeem Creation Units.

An EFCRP is a technique permitted by the rules of certain futures exchanges that, as utilized by a Fund in the Sponsor’s discretion, would allow the Fund to take a position in a futures contract from an Authorized Participant, or give futures contracts to an Authorized Participant, in the case of a redemption, rather than to enter the futures exchange markets to obtain such a position. An EFCRP by itself will not change either party’s net risk position materially. Because the futures position that a Fund would otherwise need to take in order to meet its investment objective can be obtained without unnecessarily impacting the financial or futures markets or their pricing, EFCRPs can generally be viewed as transactions beneficial to the Fund. A block trade is a technique that permits a Fund to obtain a futures position without going through the market auction system and can generally be viewed as a transaction beneficial to the Fund.

Authorized Participants pay a fixed transaction fee of up to $500 in connection with each order to create or redeem a Creation Unit in order to compensate the Administrator, Sub-Administrator, the Custodian and the Transfer Agent of a Fund and its Shares, for services in processing the creation and redemption of Creation Units and to offset the costs of increasing or decreasing derivative positions. Authorized Participants also may pay a variable transaction fee to the Fund of up to 0.20% of the value of the Creation Unit that is purchased or redeemed unless the transaction fee is waived or otherwise adjusted by the Sponsor. The Sponsor provides such Authorized Participant with prompt notice in advance of any such waiver or adjustment of the transaction fee. The Sponsor may waive a fixed or variable transaction fee for any number of reasons, including to maintain similar costs structures as competitive investment vehicles. Authorized Participants may sell the Shares included in the Creation Units they purchase from a Fund to other investors.

The form of Authorized Participant Agreement and the related Authorized Participant Procedures Handbook set forth the procedures for the creation and redemption of Creation Units and for the payment of cash or Financial Instruments required for such creations and redemptions. The Sponsor may delegate its duties and obligations under the form of Authorized Participant Agreement to the Administrator, Sub-Administrator, the Custodian and the Transfer Agent without consent from any shareholder or Authorized Participant. The form of Authorized Participant Agreement, the related procedures attached thereto and the Authorized Participant Procedures Handbook may be amended by the Sponsor without the consent of any shareholder or Authorized Participant. Authorized Participants who purchase Creation Units from a Fund receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Fund, and no such person has any obligation or responsibility to the Sponsor or the Fund to effect any sale or resale of Shares.

Each Authorized Participant must be registered as a broker-dealer under the 1934 Act and regulated by the Financial Industry Regulatory Authority, Inc. (“FINRA”), or exempt from being, or otherwise not required to be, so regulated or registered, and must be qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may be regulated under federal and state banking laws and regulations. Each Authorized Participant must have its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Creation Units.

Persons interested in purchasing Creation Units should contact the Sponsor or the Administrator to obtain the contact information for the Authorized Participants. Shareholders who are not Authorized Participants are only able to redeem their Shares through an Authorized Participant.

Pursuant to the Authorized Participant Agreement, the Sponsor agreed to indemnify the Authorized Participants against certain liabilities, including liabilities under the 1933 Act, and to contribute to the payments the Authorized Participants may be required to make in respect of those liabilities.

The following description of the procedures for the creation and redemption of Creation Units is only a summary and an investor should refer to the relevant provisions of the Trust Agreement and the form of Authorized Participant Agreement for more detail. The Trust Agreement and the form of Authorized Participant Agreement are filed as exhibits to the Registration Statement of which this Prospectus is a part.

Creation Procedures

On any Business Day, an Authorized Participant may place an order with the Marketing Agent to create one or more Creation Units.

Purchase orders must be placed by 2:00 p.m. (Eastern time). The cut-off time may be earlier if, for example, the Exchange or other exchange material to the valuation or operation of the Fund closes before the cut-off time. If a purchase order is received prior to the applicable cut-off time, the day on which the Marketing Agent receives a valid purchase order is the purchase order date. If the purchase order is received after the applicable cut-off time, the purchase order date will be the next Business Day. Purchase orders are irrevocable. By placing a purchase order, and prior to delivery of such Creation Units, an Authorized Participant’s DTC account will be charged the non-refundable transaction fee due for the purchase order.

Determination of Required Payment

The total payment required to create each Creation Unit is the value of the Creation Unit on the purchase order date plus the applicable transaction fees.

Delivery of Cash

Cash required for settlement will typically be transferred to the Custodian through: (1) the Continuous Net Settlement (the “CNS”) clearing process of NSCC, as such processes have been enhanced to effect creations and redemptions of Creation Units; or (2) the facilities of DTC on a Delivery Versus Payment (“DVP”) basis, which is the procedure in which the buyer’s payment for securities is due at the time of delivery. Security delivery and payment are simultaneous. If the Custodian does not receive the cash by the market close on the first Business Day following the purchase order date (“T+1”), such order may be charged interest for delayed settlement or cancelled. The Sponsor reserves the right to extend the deadline for the Custodian to receive the cash required for settlement up to the second Business Day following the purchase order date (“T+2”). In the event a purchase order is cancelled, the Authorized Participant will be responsible for reimbursing a Fund for all costs associated with cancelling the order including costs for repositioning the portfolio. At its sole discretion, the Sponsor may agree to a delivery date other than T+2. Additional fees may apply for special settlement. The Creation Unit will be delivered to the Authorized Participant upon the Custodian’s receipt of the purchase amount.

Delivery of Exchange of Futures Contract for Related Position (“EFCRP”) Futures Contracts or Block Trades

In the event that the Sponsor shall have determined to permit the Authorized Participant to transfer futures contracts pursuant to an EFCRP or to engage in a block trade purchase of futures contracts from the Authorized Participant with respect to a Fund, as well as to deliver cash, in the creation process, futures contracts required for settlement must be transferred directly to the Fund’s account at its FCM. If the cash is not received by the market close on the second Business Day following the purchase order date (T+2); such order may be charged interest for delayed settlements or cancelled. In the event a purchase order is cancelled, the Authorized Participant will be responsible for reimbursing a Fund for all costs associated with cancelling the order including costs for repositioning the portfolio. At its sole discretion, the Sponsor may agree to a delivery date other than T+2. The Creation Unit will be delivered to the Authorized Participant upon the Custodian’s receipt of the cash purchase amount and the futures contracts.

Suspension or Rejection of Purchase Orders

The Sponsor may, in its discretion, suspend the right to purchase, or postpone the purchase settlement date: (1) for any period during which any of the Exchange, CBOE, CFE, CME (including CBOT and NYMEX) or ICE or other exchange material to the valuation or operation of a Fund is closed or when trading is suspended or restricted on such exchanges in any of the underlying VIX futures contracts; (2) for any period during which an emergency exists as a result of which the fulfilment of a purchase order is not reasonably practicable; or (3) for such other period as the Sponsor determines to be necessary for the protection of the shareholders. The Sponsor will not be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

The Sponsor also may reject a purchase order if:

●	It determines that the purchase order is not in proper form;

●	The Sponsor believes that the purchase order would have adverse tax consequences to the Fund or its shareholders;

●	The order would be illegal; or

●	Circumstances outside the control of the Sponsor make it, for all practical purposes, not feasible to process creations of Creation Units.

None of the Sponsor, the Administrator, Sub-Administrator or the Custodian will be liable for the suspension or rejection of any purchase order.

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more Creation Units mirror the procedures for the creation of Creation Units. On any Business Day, an Authorized Participant may place an order with the Marketing Agent to redeem one or more Creation Units. Redemption orders must be received prior to 2:00 p.m. (Eastern time), or earlier if, for example, the Exchange or other exchange material to the valuation or operation of a Fund closes before the cut-off time. If a redemption order is received prior to the applicable cut-off time, the day on which the Marketing Agent receives a valid redemption order is the redemption order date. If the redemption order is received after the applicable cut-off time, the redemption order date will be the next day. Redemption orders are irrevocable. Individual shareholders may not redeem directly from the Fund.

By placing a redemption order, an Authorized Participant agrees to deliver the Creation Units to be redeemed through DTC’s book-entry system to the applicable Fund not later than noon (Eastern Time), on the first Business Day immediately following the redemption order date (T+1). The Sponsor reserves the right to extend the deadline for a Fund to receive the Creation Units required for settlement up to the second Business Day following the redemption order date (T+2). By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant must wire to the Custodian the non-refundable transaction fee due for the redemption order or any proceeds due will be reduced by the amount of the fee payable. At its sole discretion, the Sponsor may agree to a delivery date other than T+2. Additional fees may apply for special settlement.

Upon request of an Authorized Participant made at the time of a redemption order, the Sponsor at its sole discretion may determine, in addition to delivering redemption proceeds, to transfer futures contracts to the Authorized Participant pursuant to an EFCRP or to a block trade sale of futures contracts to the Authorized Participant.

Determination of Redemption Proceeds

The redemption proceeds from a Fund consist of the cash redemption amount and, if permitted by the Sponsor in its sole discretion with respect to the Fund, an EFCRP or block trade with the Fund as described in “— Creation and Redemption of Shares” above. The cash redemption amount is equal to the NAV of the number of Creation Unit(s) of a Fund requested in the Authorized Participant’s redemption order as of the time of the calculation of the Fund’s NAV on the redemption order date, less transaction fees and any amounts attributable to any applicable EFCRP or block trade.

Delivery of Redemption Proceeds

The redemption proceeds due from a Fund are delivered to the Authorized Participant at noon (Eastern Time), on the second Business Day immediately following the redemption order date if, by such time on such Business Day immediately following the redemption order date, the Fund’s DTC account has been credited with the Creation Units to be redeemed. A Fund should be credited through: (1) the CNS clearing process of NSCC, as such processes have been enhanced to effect creations and redemptions of Creation Units; or (2) the facilities of DTC on a DVP basis. If a Fund’s DTC account has not been credited with all of the Creation Units to be redeemed by such time, the redemption distribution is delivered to the extent whole Creation Units are received. Any remainder of the redemption distribution is delivered on the next Business Day to the extent any remaining whole Creation Units are received if: (1) the Sponsor receives the fee applicable to the extension of the redemption distribution date which the Sponsor may, from time to time, determine, and (2) the remaining Creation Units to be redeemed are credited to a Fund’s DTC account by noon (Eastern Time), on such next Business Day. Any further outstanding amount of the redemption order may be cancelled. The Authorized Participant will be responsible for reimbursing a Fund for all costs associated with cancelling the order including costs for repositioning the portfolio.

The Sponsor is also authorized to deliver the redemption distribution notwithstanding that the Creation Units to be redeemed are not credited to a Fund’s DTC account by noon (Eastern Time), on the second Business Day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Creation Units through DTC’s book-entry system on such terms as the Sponsor may determine from time to time.

In the event that the Authorized Participant shall have requested, and the Sponsor shall have determined to permit the Authorized Participant to receive futures contracts pursuant to an EFCRP, as well as the cash redemption proceeds, in the redemption process, futures contracts required for settlement shall be transferred directly from a Fund’s account at its FCM to the account of the Authorized Participant at its FCM.

Suspension or Rejection of Redemption Orders

The Sponsor may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which any of the Exchange, CBOE, CFE, CME (including CBOT and NYMEX) or ICE or other exchange material to the valuation or operation of a Fund is closed or when trading is suspended or restricted on such exchanges in any of the underlying VIX futures contracts; (2) for any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable; or (3) for such other period as the Sponsor determines to be necessary for the protection of the shareholders. The Sponsor will not be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

The Sponsor will reject a redemption order if the order is not in proper form as described in the form of Authorized Participant Agreement or if the fulfilment of the order might be unlawful.

Creation and Redemption Transaction Fee

To compensate Foreside Fund Services, LLC for services in processing the creation and redemption of Creation Units and to offset some or all of the transaction costs, an Authorized Participant may be required to pay a fixed transaction fee to Foreside Fund Services, LLC of up to $500 per order to create or redeem Creation Units and may pay a variable transaction fee to a Fund of up to 0.20% of the value of a Creation Unit. An order may include multiple Creation Units. The transaction fee(s) may be reduced, increased or otherwise changed by the Sponsor at its sole discretion.

Special Settlement

The Sponsor may allow for early settlement of purchase or redemption orders. Such arrangements may result in additional charges to the Authorized Participant.

Net Asset Value

The net asset value (“NAV”) in respect of a Fund means the total assets of the Fund including, but not limited to, all cash and cash equivalents or other debt securities less total liabilities of the Fund, consistently applied under the accrual method of accounting. In particular, the NAV includes any unrealized profit or loss on open futures contracts (and Financial Instruments, if any), and any other credit or debit accruing to the Fund but unpaid or not received by the Fund. The NAV per Share of a Fund is computed by dividing the value of the net assets of the Fund (i.e., the value of its total assets less total liabilities) by its total number of Shares outstanding. Expenses and fees are accrued daily and taken into account for purposes of determining the NAV. Each Fund’s NAV is calculated on each day other than a day when the Exchange is closed for regular trading. Each Fund computes its NAV only once each Business Day as of 4:00 p.m. (Eastern Time) (the “NAV Calculation Time”), or an earlier time as set forth on www.volatilityshares.com. For example, a Fund may calculate its NAV as of an earlier time if the Exchange or other exchange material to the valuation or operation of the Fund closes early. The Funds’ website at www.volatilityshares.com will display the end of day closing Index level, and NAV per Share for the Fund. The Fund will provide daily website disclosure, prior to market opening, of the Funds’ portfolio holdings. This website disclosure of the portfolio composition of the Fund will occur at the same time as the disclosure by the Fund of the portfolio composition to Authorized Participants so that all market participants are provided portfolio composition information at the same time.

In calculating the NAV of a Fund, the VIX futures contracts are valued using the Time Weighted Average Price (TWAP) of the futures during the last 15 minutes of NYSE’s regular trading session, rather than solely from the VIX futures’ settlement price. The value of a Fund’s non-exchange-traded Financial Instruments typically is determined by applying the then-current disseminated levels for the Index to the terms of the Fund’s non-exchange-traded Financial Instruments.

In certain circumstances (e.g., if the Sponsor believes market quotations do not accurately reflect the fair value of a Fund’s investment, or a trading halt closes an exchange or market early), the Sponsor may, in its sole discretion, choose to determine a fair value price as the basis for determining the market value of such investment for such day. Such fair value prices would generally be determined based on available inputs about the current value of the underlying VIX futures contract and would be based on principles that the Sponsor deems fair and equitable.

The Funds may use a variety of money market instruments. Money market instruments generally will be valued using market prices or at amortized cost.

Indicative Optimized Portfolio Value (“IOPV”)

The IOPV, which is also known as the intraday indicative value or IIV, is an indicator of the value of a Fund’s net assets at the time the IOPV is disseminated. The IOPV is calculated and disseminated every 15 seconds during a normal Business Day. A Business Day is defined as a day the United States equity markets are open for trading on the NYSE. The IOPV may cease calculating at an earlier time if the Exchange or other information material to the valuation or operation of a Fund closes early. The IOPV is generally calculated using the prior day’s closing net assets of a Fund as a base and updating throughout the Business Day changes in the value of the Financial Instruments held by the Fund. The IOPV should not be viewed as an actual real time update of the NAV because NAV is calculated only once at the end of each Business Day. The IOPV also should not be viewed as a precise value of the Shares. Because the market price per Share may differ from the IOPV, the price at which an investor may be able to sell Shares at any time, and especially in times of market volatility, may be significantly less than the IOPV at the time of sale. Neither a Fund nor the Sponsor is liable for any errors in the calculation of the IOPV or any failure to disseminate IOPV.

The Exchange disseminates the IOPV. In addition, the IOPV is published on the Exchange’s website and is available through on-line information services such as Bloomberg Finance L.P. and/or Reuters.

Fees and Expenses

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

Licensing and Index Calculation Fee

Each Fund pays CBOE a fee to calculate and maintain the Index. Each Fund pays S&P a fee for the futures data that is based on the VIX and the use of third party licensor trademarks.

Recurring and Non-Recurring Fees and Expenses

Each Fund pays all of its fees and expenses, including recurring, non-recurring, routine and unusual fees and expenses.

Selling Commission

Retail investors may purchase and sell Shares through traditional brokerage accounts. Investors are expected to be charged a customary commission by their brokers in connection with purchases of Shares that will vary from investor to investor. Investors are encouraged to review the terms of their brokerage accounts for applicable charges. The price at which an Authorized Participant sells a Share may be higher or lower than the price paid by such Authorized Participant in connection with the creation of such Share in a Creation Unit.

Brokerage Commissions and Fees

Each Fund pays all of its respective brokerage commissions, including applicable exchange fees, NFA fees and give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for the Fund’s investments in CFTC regulated investments. On average, total charges paid to FCMs are expected to be less than $7.00 per round-turn trade, although brokerage commissions and trading fees are determined on a contract-by-contract basis. Each Fund bears other transaction costs including the effects of trading spreads and financing costs/fees, if any, associated with the use of Financial Instruments, and costs relating to the purchase of U.S. Treasury securities or similar high credit quality short-term fixed-income or similar securities (such as shares of money market funds).

Employees

The Trust has no employees.

Item 1A. Risk Factors.

As a smaller reporting company, the Trust is not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a)	The Shares of each Fund that has commenced investment operations are listed in the accompanying table. The dates the Shares of each Fund began trading, their symbols and their primary listing exchange are indicated below:

Fund	Commencement of Operations	Ticker Symbol	Name of each exchange on which registered
-1x Short VIX Futures ETF	28-Mar-22	SVIX	Cboe BZX Exchange
2x Long VIX Futures ETF	28-Mar-22	UVIX	Cboe BZX Exchange

The approximate number of holders of the Shares of each Fund as of December 31, 2022 was as follows:

Fund	Number of Holders
-1x Short VIX Futures ETF	3,170,000
2x Long VIX Futures ETF	21,450,000
Combined Trust:	24,620,000

The Funds made no distributions to Shareholders during the fiscal year ended December 31, 2022. The Funds have no obligation to make periodic distributions to Shareholders.

b)	Not applicable.

Title of Securities Registered	Amount Registered as of December 31, 2022	Shares Sold For the Three Months Ended December 31, 2022	Sale Price of Shares Sold For the Three Months Ended December 31, 2022	Shares Sold For the Year Ended December 31, 2022	Sale Price of Shares Sold For the Year Ended December 31, 2022
-1x Short VIX Futures ETF
Common Units of Beneficial Interest	An indeterminant amount of securities	1,720,000	$20,649,395	16,980,000	$189,786,132
2x Long VIX Futures ETF
Common Units of Beneficial Interest	An indeterminant amount of securities	17,830,000	146,749,592	36,390,000	399,696,269

c)	From October 1, 2022 through December 31, 2022, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
-1x Short VIX Futures ETF
10/01/22 to 10/31/22	(1,700,000)	$11.48
11/01/22 to 11/30/22	(1,280,000)	12.66
12/01/22 to 12/31/22	(950,000)	14.47
2x Long VIX Futures ETF
10/01/22 to 10/31/22	(1,790,000)	13.01
11/01/22 to 11/30/22	(250,000)	8.82
12/01/22 to 12/31/22	(1,100,000)	6.51

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to the financial statements included with this Annual Report on Form 10-K. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “will,” “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend,” “project,” “seek” or the negative of these terms or other comparable terminology. None of the Trust, the Sponsor, the Commodity Sub-Adviser, the Trustee, or the Administrator assumes responsibility for the accuracy or completeness of any forward-looking statements. Except as expressly required by federal securities laws, none of the Trust, the Sponsor, the Commodity Sub-Adviser, the Trustee, or the Administrator is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

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

Liquidity and Capital Resources

In order to collateralize derivatives positions, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the year ended December 31, 2022, each of the Funds earned total income as follows:

Fund	Total Income Year Ended December 31, 2022
-1x Short VIX Futures ETF	$134,777
2x Long VIX Futures ETF	306,187

Each Fund’s underlying swaps, futures, options, forward contracts and foreign currency forward contracts, as applicable, may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, swaps and forward contracts are not traded on an exchange, do not have uniform terms and conditions, and in general are not transferable without the consent of the counterparty. In the case of futures contracts, commodity exchanges may limit fluctuations in certain futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no futures trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in such futures contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Futures contract prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Such market conditions could prevent a Fund from promptly liquidating its futures positions.

In addition, the Sponsor will seek to minimize the market impact of rebalances across all exchange traded products based on VIX futures contracts (“VIX ETPs”) that it sponsors on the price of VIX futures contracts by limiting the Funds’ participation, on any given day, in VIX futures contracts to no more than 10% of the VIX futures contracts traded on Cboe Futures Exchange, Inc. (“CFE”) during any “Rebalance Period,” defined as any fifteen minute period of continuous market trading. To limit participation during periods of market illiquidity, the Sponsor, on any given day, may vary the manner and period over which all VIX ETPs it sponsors are rebalanced, and as such, the manner and period over which the Funds are rebalanced. The Sponsor believes that a Fund will enter an extended rebalance period most often during periods of extraordinary market conditions or illiquidity in VIX futures contracts. In the event that the Fund participates in an extended rebalance period, the Fund represents that it will notify the Exchange and the SEC of such participation as soon as practicable, but no later than 9:00 a.m. ET on the trading day following the event.

Entry into swap agreements or forward contracts may further impact liquidity because these contractual agreements are executed “off-exchange” between private parties and, therefore, the time required to offset or “unwind” these positions may be greater than that for exchange-traded instruments. This potential delay could be exacerbated to the extent a counterparty is not a United States person.

The large size of the positions in which a Fund may acquire increases the risk of illiquidity by both making their positions more difficult to liquidate and increasing the losses incurred while trying to do so. Any type of disruption or illiquidity will potentially be exacerbated due to the fact that the Funds will typically invest in Financial Investments related to one benchmark, which in many cases is highly concentrated.

Because each Fund may enter into swaps and may trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

Market Risk

Trading in derivatives contracts involves each Fund entering into contractual commitments to purchase or sell a commodity, currency or spot volatility product underlying such Fund’s benchmark at a specified date and price, should it hold such derivative contract into the deliverable period. Should a Fund enter into a contractual commitment to sell a physical commodity, currency or spot volatility product, it would be required to make delivery of that commodity, currency or spot volatility product at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which the value of a commodity, currency or spot volatility product can rise is unlimited, entering into commitments to sell commodities, currencies or spot volatility products would expose a Fund to theoretically unlimited risk.

For more information, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K.

Credit Risk

When a Fund enters into swap agreements, futures contracts or forward contracts, the Fund is exposed to credit risk that the counterparty to the contract will not meet its obligations.

The counterparty for futures contracts traded on United States and most foreign futures exchanges as well as certain swaps is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearing house is not backed by the clearing members (i.e., some foreign exchanges, which may become applicable in the future), it may be backed by a consortium of banks or other financial institutions.

Certain swap and forward agreements are contracted for directly with counterparties. There can be no assurance that any counterparty, clearing member or clearing house will meet its obligations to a Fund.

Swap agreements do not generally involve the delivery of underlying assets either at the outset of a transaction or upon settlement. Accordingly, if the counterparty to an OTC swap agreement defaults, the Fund’s risk of loss typically consists of the net amount of payments that the Fund is contractually entitled to receive, if any. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with the recovery of collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Forward agreements do not involve the delivery of assets at the onset of a transaction, but may be settled physically in the underlying asset if such contracts are held to expiration, particularly in the case of currency forwards. Thus, prior to settlement, if the counterparty to a forward contract defaults, a Fund’s risk of loss will generally consist of the net amount of payments that the Fund is contractually entitled to receive, if any. However, if physically settled forwards are held until expiration (presently, there is no plan to do this), at the time of settlement, a Fund may be at risk for the full notional value of the forward contracts depending on the type of settlement procedures used.

The Sponsor attempts to minimize certain of these market and credit risks by normally:

●	executing and clearing trades with creditworthy counterparties, as determined by the Sponsor;

●	limiting the outstanding amounts due from counterparties to the Funds;

●	requiring that the counterparty posts collateral in amounts approximately equal to that owed to the Funds, as marked to

●	market daily, subject to certain minimum thresholds;

●	limiting the amount of margin or premium posted at a FCM; and

●	ensuring that deliverable contracts are not held to such a date when delivery of the underlying asset could be called for.

Off-Balance Sheet Arrangements and Contractual Obligations

As of February 28, 2023, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

Each Fund has significant exposure to Financial Instruments. The Funds hold a significant portion of their assets in swaps, futures, forward contracts or foreign currency forward contracts, all of which are recorded on a trade date basis and at fair value in the financial statements, with changes in fair value reported in the Statements of Operations.

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

For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the year ended December 31, 2022.

Short-term investments are valued at amortized cost which approximates fair value for daily NAV purposes. For financial reporting purposes, short-term investments are valued at their market price using information provided by a third-party pricing service or market quotations.

Derivatives (e.g., futures contracts, options, swap agreements, forward agreements and foreign currency forward contracts) are generally valued using independent sources and/or agreements with counterparties or other procedures as determined by the Sponsor. Futures contracts, except for those entered into by the Gold, Silver, Australian Dollar and Short Euro Funds, are generally valued at the last settled price on the applicable exchange on which that future trades. Futures contracts entered into by the Gold, Silver,

Fair value pricing may require subjective determinations about the value of an investment. While each Fund’s policy is intended to result in a calculation of the Fund’s NAV that fairly reflects investment values as of the time of pricing, the Funds cannot ensure that fair values determined by the Sponsor or persons acting at their direction would accurately reflect the price that the Fund could obtain for an investment if it were to dispose of that investment as of the time of pricing (for instance, in a forced or distressed sale).

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

Results of Operations for the Year Ended December 31, 2022

-1x Short VIX Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the year ended December 31, 2022:

Year Ended December 31, 2022
NAV beginning of period	$-
NAV end of period	$46,378,603
Percentage change in NAV	100%
Shares outstanding beginning of period	-
Shares outstanding end of period	3,170,000
Percentage change in shares outstanding	100%
Shares created	16,980,000
Shares redeemed	(13,810,000)
Per share NAV beginning of period	$15.00
Per share NAV end of period	$14.63
Percentage change in per share NAV	-2.5%
Percentage change in benchmark	5.86%
Benchmark annualized volatility	68.53%

The Fund’s inception of operation was March 28, 2022. Neither the Trust nor the Fund had any operations prior to March 28, 2022, other than matters relating to its organization and the registration of each series under the Securities Act of 1933.

During the year ended December 31, 2022, the increase in the Fund’s NAV resulted primarily from the increase of 3,170,000 outstanding Shares during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the performance of the Short Index.

Net Income/Loss

The following table provides summary income information for the Fund for the year ended December 31, 2022:

Year Ended December 31, 2022
Net investment income (loss)	$(737,456)
Management fee	489,398
Brokerage commissions / Futures account fees	41,169
Non-recurring fees and expenses	341,666
Net realized gain (loss)	16,573,828
Change in net unrealized appreciation (depreciation)	1,156,106
Net income (loss)	16,992,478

The Fund’s net income was primarily due to a decrease in the value of the futures prices during the year ended December 31, 2022.

Futures Positions as of December 31, 2022(1)

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE VIX FUTURE Jan23	Short	Jan-23	(1,150)	$23.16	1,000	$(26,634,000)
CBOE VIX FUTURE Feb23	Short	Feb-23	(804)	24.57	1,000	(19,754,280)

(1)	The Fund commenced operations on March 28, 2022.

The December 31, 2022 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Short Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Short Index.

2x Long VIX Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the year ended December 31, 2022:

Year Ended December 31, 2022
NAV beginning of period	$-
NAV end of period	$125,488,766
Percentage change in NAV	100.0%
Shares outstanding beginning of period	-
Shares outstanding end of period	21,450,000
Percentage change in shares outstanding	100%
Shares created	36,390,000
Shares redeemed	(14,940,000)
Per share NAV beginning of period	$15.00
Per share NAV end of period	$5.85
Percentage change in per share NAV	-61.0%
Percentage change in benchmark	-30.1%
Benchmark annualized volatility	68.53%

The Fund’s inception of operation was March 28, 2022. Neither the Trust nor the Fund had any operations prior to March 28, 2022, other than matters relating to its organization and the registration of each series under the Securities Act of 1933.

During the year ended December 31, 2022, the increase in the Fund’s NAV resulted primarily from the increase of 21,450,000 outstanding Shares during the period. This increase was partially offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the performance of the Long Index.

Net Income/Loss

The following table provides summary income information for the Fund for the year ended December 31, 2022:

Year Ended December 31, 2022
Net investment income (loss)	$(1,191,352)
Management fee	1,004,754
Brokerage commissions / Futures account fees	43,638
Non-recurring fees and expenses	449,147
Net realized gain (loss)	(67,298,832)
Change in net unrealized appreciation (depreciation)	(9,203,522)
Net income (loss)	(77,693,706)

The Fund’s net loss was primarily due to a decrease in the value of the futures prices during the year ended December 31, 2022.

Futures Positions as of December 31, 2022 (1)
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE VIX FUTURE Jan23	Long	Jan-23	6,221	$23.16	1,000	$144,078,360
CBOE VIX FUTURE Feb23	Long	Feb-23	4,355	24.57	1,000	107,002,350

(1)	The Fund commenced operations on March 28, 2022.

The December 31, 2022 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Long Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Long Index.

Qualitative Disclosure

The primary market risks that the Funds are exposed to depend on each Fund’s investment objective and corresponding benchmark. For example, the primary market risk that SVIX and UVIX are exposed to are inverse and long exposure, respectively, to the price of certain VIX futures contracts as measured by the return of holding and periodically rolling such futures contracts.

Item 8. Financial Statements and Supplementary Data.

Statement of Operations for the three month periods ended March 31, 2022, June 30, 2022, September 30, 2022, and December 31, 2022 and the year ended December 31, 2022 for each Fund, as applicable.

-1x Short VIX Futures ETF

	Three Months Ended (Unaudited)				Year Ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	December 31, 2022
Net investment income (loss)	$(1,793)	$(242,779)	$(230,841)	$(262,043)	$(737,456)
Net realized gain (loss)	(4,078)	(4,573,052)	8,077,788	13,073,170	16,573,828
Net unrealized gain (loss)	(135,277)	835,808	(6,278,300)	6,733,875	1,156,106
Net income (loss)	$(141,148)	$(3,980,023)	$1,568,647	$19,545,002	$16,992,478
Net increase (decrease) in net asset value per share	$(0.84)	$(3.76)	$(0.06)	$4.29	$(0.37)

2x Long VIX Futures ETF

	Three Months Ended (Unaudited)				Year Ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	December 31, 2022
Net investment income (loss)	$(1,777)	$(180,611)	$(495,723)	$(513,241)	$(1,191,352)
Net realized gain (loss)	(454)	7,528,449	(22,686,414)	(52,140,413)	(67,298,832)
Net unrealized gain (loss)	276,202	(256,944)	20,574,735	(29,797,515)	(9,203,522)
Net income (loss)	$273,971	$7,090,894	$(2,607,402)	$(82,451,169)	$(77,693,706)
Net increase (decrease) in net asset value per share	$1.64	$0.48	$(3.25)	$(8.02)	$(9.15)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of December 31, 2022, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, of the Trust as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting of the Trust and the Funds, as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act. The Trust’s and the Funds’ internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Trust and the Funds; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s and the Funds’ receipts and expenditures are being made only in accordance with appropriate authorizations of management of the Trust on behalf of the Trust and the Funds; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Trust’s or the Funds’ assets that could have a material effect on the Trust’s or the Funds’ financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the principal executive officer and principal financial officer of the Trust, assessed the effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2022. Their assessment included an evaluation of the design of the Trust’s and the Funds’ internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Trust’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, management, including the principal executive officer and principal financial officer of the Trust, concluded that the Trust’s and the Funds’ internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

Certifications

The certifications by the Principal Executive Officer and Principal Financial Officer of the Trust required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are filed or furnished as exhibits to this Annual Report on Form 10-K, apply both to the Trust taken as a whole and each Fund, and the Principal Executive Officer and Principal Financial Officer of the Trust are certifying both as to the Trust taken as a whole and each Fund.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Jurisdictions that Prevent Inspections.

Not applicable.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

The Sponsor

Volatility Shares LLC, is the Sponsor of the Trust and the Funds. As noted above, the Sponsor has exclusive management and control of all aspects of the business of the Funds. The Trustee has no duty or liability to supervise the performance of the Sponsor, nor will the Trustee have any liability for the acts or omissions of the Sponsor.

As of December 31, 2022, the Sponsor serves as the Trust’s commodity pool operator.

Specifically, with respect to the Trust, the Sponsor:

●	Manages and directs the Funds’ portfolio of Financial Instruments and other assets, including cash and cash equivalents;

●	selects the Funds’ service providers;

●	negotiates various agreements and fees;

●	performs such other services as the Sponsor believes that the Trust may require from time to time;

●	selects the FCM and Financial Instrument counterparties, if any; and

●	Oversees the Commodity Sub-Adviser’s management of the Funds’ portfolio of Financial Instruments and other assets, including cash equivalents.

The Shares are not deposits or other obligations of the Sponsor, the Trustee or any of their respective subsidiaries or affiliates or any other bank, are not guaranteed by the Sponsor, the Trustee or any of their respective subsidiaries or affiliates or any other bank and are not insured by the Federal Deposit Insurance Corporation (the “FDIC”) or any other governmental agency. An investment in the Shares of the Fund offered hereby is speculative and involves a high degree of risk.

The principal office of the Sponsor is located at 2000 PGA Boulevard, Suite 4440, Palm Beach Gardens, FL 33408. The telephone number of the Sponsor and the Trust is (866) 261-0273.

Background and Principals

As of December 31, 2022, Volatility Shares LLC, the Sponsor, is a limited liability company formed in Delaware on July 25, 2019. The Sponsor was formed for the purpose of sponsoring volatility-linked exchange-traded funds, of which the Funds are the first. Prior to its engagement as Sponsor of the Funds, the Sponsor had no operating history.

The Sponsor currently serves as the commodity pool operator of the Trust and the Funds. The Sponsor is registered as a commodity pool operator with the CFTC and is a member in good standing of the NFA. The Sponsor’s membership with the NFA was originally approved on October 14, 2019. Its membership with the NFA is currently effective. The Sponsor’s registration as a commodity pool operator was originally approved on October 14, 2019. Its registration as a commodity pool operator is currently effective. As a registered commodity pool operator, with respect to the Trust, the Sponsor must comply with various regulatory requirements under the CEA, and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The NFA approved the Sponsor as a Swaps Firm on October 14, 2019. The Sponsor is also subject to periodic examinations by the CFTC and NFA staff. Its principal place of business is 2000 PGA Boulevard, Suite 4440, Palm Beach Gardens, FL 33408. The telephone number of the Sponsor and the Trust is (866) 261-0273. The registration of the Sponsor with the CFTC and its membership in the NFA must not be taken as an indication that either the CFTC or the NFA has recommended or approved the Sponsor, the Trust and the Funds.

Executive Officers of the Trust and Principals and Significant Employees of the Sponsor

Name	Position
Justin Young*

Principal of the Sponsor (since 10/4/2019)

Associated Person of the Sponsor (since 12/12/2019)

Principal Executive Officer (since 4/8/2021)

Principal Financial Officer (since 4/8/2021)

Principal Accounting Officer of the Trust (since 4/8/2021)

Stuart Barton*	Principal of the Sponsor (since 10/2/2019) Associated Person of the Sponsor (since 10/14/2019) Chief Investment Officer (since 4/8/21)
Chang Kim*	Principal of the Sponsor (since 1/26/2022) Chief Compliance Officer (since 1/26/2022)
Manzone LLC	Principal of the Sponsor (since 2/11/2021)

*	Denotes principal of the Sponsor who participates in making trading decisions for the Funds.

The following is a biographical summary of the business experience of the executive officers of the Trust and the principals and significant employees of the Sponsor. Of the Principals listed below, only Justin Young, Stuart Barton and Chang Kim participate in making trading or operational decisions for the Funds or supervise persons engaged in making trading or operational decisions for the Funds.

Justin Young holds a BA in American Studies from Georgetown University. Since April 2017, he has served as Managing Partner of Invest In Vol LLC (overseeing operations at an investment adviser); from August 2015 to April 2017, he was Vice President of Rex Shares LLC (overseeing product development at an ETF sponsor); from April 2011 to August 2015 he was Head of Capital Markets for Global X Management Company LLC (overseeing capital markets operations for an ETF sponsor); and from July 2009 to April 2011 he was an Associate of NYSE Euronext (working on a number of listing matters for a national securities exchange).

Stuart Barton holds a PhD in Economic History from the University of Cambridge, an MBA from the University of Surrey, and a B.Sc in engineering from the University of Cape Town. Since March 2017, he has served as Managing Partner of Invest In Vol LLC (overseeing operations at an investment adviser); from September 2016 to March 2017 he was Chief Investment Officer of Rex Shares (overseeing investments at an ETF sponsor); from September 2014 to September 2017 he was Managing Partner at Corpus Capital Partners LLC (overseeing operations at a commodity pool operator); from October 2010 to September 2014 he was a Ph.D. Candidate (completed Ph.D.) at the University of Cambridge, UK; from January 2008 to October 2010 he was unemployed and engaged in travel; from June 2007 to January 2008 he was Senior Equity Derivatives Trader at HSBC’s Hong Kong office (traded derivatives at an investment bank); from September 2004 to June 2007 he was Senior Equity Derivatives Trader at Barclays Capital PLC in New York (traded derivatives at a broker-dealer); and from August 2001 to September 2004 he was Equity Derivatives Trader at Barclays Capital PLC in London.

Chang Kim holds a BA in Film Studies from Yale University. From January 2021 to December 2021, he served as the CEO of The Library Shop, Inc. (overseeing operations at an e-commerce business); from September 2009 to December 2020, he served as a Portfolio Manager and the COO at Global X Management Company LLC (overseeing operations at an ETF sponsor).

Manzone LLC became a Principal of the Sponsor on February 11, 2021. Manzone LLC has a passive ownership interest in the Sponsor and exercises no management authority over the Funds.

Duties of the Sponsor and Indemnification

The general fiduciary duties which would otherwise be imposed on the Sponsor (which would make its operation of the Trust as described herein impracticable due to the strict prohibition imposed by such duties on, for example, conflicts of interest on behalf of a fiduciary in its dealings with its beneficiaries), are replaced by the terms of the Trust Agreement (to which terms all shareholders, by subscribing to the Shares, are deemed to consent).

The Trust Agreement provides that the Sponsor and its affiliates shall have no liability to the Trust or to any shareholder for any loss suffered by the Trust arising out of any action or inaction of the Sponsor or its affiliates or their respective directors, officers, shareholders, partners, members, managers or employees (the “Sponsor Related Parties”), if the Sponsor Related Parties, in good faith, determined that such course of conduct was in the best interests of the Funds and such course of conduct did not constitute gross negligence or willful misconduct by the Sponsor Related Parties. The Trust has agreed to indemnify the Sponsor Related Parties against claims, losses or liabilities based on their conduct relating to the Trust, provided that the conduct resulting in the claims, losses or liabilities for which indemnity is sought did not constitute gross negligence or willful misconduct and was done in good faith and in a manner reasonably believed to be in the best interests of the Funds.

Under Delaware law, a beneficial owner of a statutory trust (such as a shareholder of the Funds) may, under certain circumstances, institute legal action on behalf of himself and all other similarly situated beneficial owners (a “class action”) to recover damages for violations of fiduciary duties, or on behalf of a statutory trust (a “derivative action”) to recover damages from a third party where there has been a failure or refusal to institute proceedings to recover such damages. In addition, beneficial owners may have the right, subject to certain legal requirements, to bring class actions in federal court to enforce their rights under the federal securities laws and the rules and regulations promulgated thereunder by the SEC. Beneficial owners who have suffered losses in connection with the purchase or sale of their beneficial interests may be able to recover such losses from the Sponsor where the losses result from a violation by the Sponsor of the anti-fraud provisions of the federal securities laws.

Under certain circumstances, shareholders also have the right to institute a reparations proceeding before the CFTC against the Sponsor (a registered commodity pool operator), an FCM, as well as those of their respective employees who are required to be registered under the CEA, and the rules and regulations promulgated thereunder. Private rights of action are conferred by the CEA. Investors in futures and in commodity pools may, therefore, invoke the protections provided thereunder.

The foregoing summary describing in general terms the remedies available to shareholders under federal law is based on statutes, rules and decisions as of the date of this Prospectus. As this is a rapidly developing and changing area of the law, shareholders who believe that they may have a legal cause of action against any of the foregoing parties should consult their own counsel as to their evaluation of the status of the applicable law at such time.

Code of Ethics

The Trust has adopted a code of ethics (“Code of Ethics”) that applies to its Principal Executive Officer and Principal Financial Officer. A copy of the Code of Ethics can be obtained, without charge, upon written request to the Sponsor at the following address: VolatilityShares LLC, Attn: Chief Compliance Officer, 2000 PGA Boulevard, Suite 4440, Palm Beach Gardens, FL 33408.

The Commodity Sub-Adviser

Penserra Capital (the “Commodity Sub-Adviser”), with its principal office at 4 Orinda Way, suite 100-a, Orinda, CA. 94563, serves as the Funds’ Commodity Sub-Adviser pursuant to a commodity sub-advisory agreement (the “Commodity Sub-Advisory Agreement”). Prior to November 1, 2022, Milliman FRM served as the Funds’ commodity sub-adviser.

The Commodity Sub-Adviser formed in July 2009. It provides investment advisory services, specializing in ETF sub-advisory serves. The Commodity Sub-Adviser became an NFA member on September 20, 2022 and a registered commodity trading adviser on September 20, 2022. Previously, it was an NFA member from March 29, 2017 through May 19, 2018, when its membership was withdrawn, and was a commodity trading advisor from April 13, 2017 through May 19, 2018, when its registration was withdrawn.

The Commodity Sub-Adviser also provides services as an investment adviser or sub-adviser or CTA, to mutual funds, exchange-traded funds (“ETFs”), unit investment trusts (“UITs”), funds offered through bank collective investment trusts (“CITs”), and other exchange-traded products (“ETPs”). The strategy exercised for each product is designed to meet a particular investment goal. In the case of sub-advisory services, the primary adviser to the fund is usually responsible for the selection of underlying investments for the fund, and the Commodity Sub-Adviser manages strategies for the various funds’ assets based on the investment goals and objectives as outlined in each of the funds’ offering documents.

As of December 31, 2022, the Commodity Sub-Adviser manages 100% of the Funds’ assets. The Commodity Sub-Adviser will be paid by the Sponsor an annual sub-advisory fee of 0.20% based on each Fund’s average daily net assets (total assets of the Fund, minus the sum of its accrued liabilities). The Funds do not directly pay the Commodity Sub-Adviser.

The following is a biographical summary of the business experience of the principals of the Commodity Sub-Adviser. Each of the principals listed below participate in making trading or operational decisions for the Funds or supervise persons engaged in making trading or operational decisions for the Funds.

Anthony Castelli joined the Commodity Sub-Adviser in August 2011 and has served as Chief Compliance Officer since August 2011. In that role, he oversees compliance and risk operations for Commodity Sub-Adviser. Mr. Kelkar was approved as a principal on September 9, 2022.

Dustin Allen Lewellyn joined the Commodity Sub-Adviser in September 2014 as a Managing Director. In that role he oversees equity and commodity interest trading. Mr. Lewellyn was approved as a principal on September 9, 2022.

George Madrigal joined the Commodity Sub-Adviser in August 2009 as President and Chief Operating Officer. In that role, he manages and oversees the operations of the Commodity Sub-Adviser. He also has served as President of Penserra Securities LLC since December 2007. Mr. Madrigal was approved as a principal on September 9, 2022.

Lee Wilson Geiger joined the Commodity Sub-Adviser in September 2014 as a Managing Director. In that role, he oversees equity and commodity interest trading. Mr. Lewellyn was approved as a principal on August 29, 2022, became registered as an associated person on September 20, 2022, and was approved as an NFA associate member on September 20, 2022.

Item 11. Executive Compensation.

The Funds have no employees or directors and are managed by the Sponsor. None of the officers of the Trust, or the members or officers of the Sponsor receive compensation from the Funds.

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

For the year ended December 31, 2022, the following represents Management Fees earned by the Sponsor:

Fund	Amount
-1x Short VIX Futures ETF	$489,398
2x Long VIX Futures ETF	1,004,754

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1)	to (4). Fees for services performed by Tait, Weller & Baker, LLP (“Tait Weller”) and PricewaterCoopers (PwC) for the year ended December 31, 2022 were as follows:

Year Ended December 31, 2022
SVIX
Audit Fees	$17,962
Audit-Related Fees	-
Tax Fees	91,905
All Other Fees	-
$109,867
UVIX
Audit Fees	$17,962
Audit-Related Fees	-
Tax Fees	169,470
All Other Fees	-
$187,432

Combined Trust:	$297,299

Audit fees for the year ended December 31, 2022 consist of fees paid to Tait Weller for the audit of the Funds’ December 31, 2022 annual financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022, for the review of the financial statements included in each Form 10-Q, and for the audits of financial statements included with registration statements. Tax fees include certain tax compliance and reporting services provided by PricewaterhouseCoopers (“PwC”) to the Trust, including processing beneficial ownership information as it relates to the preparation of tax reporting packages and the subsequent delivery of related information to the IRS. Services also include assistance with tax reporting and related information using a web-based tax package product developed by PwC and a toll-free tax package support help line.

(5)	The Sponsor approved all of the services provided by Tait Weller and PwC described above. The Sponsor pre-approves all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

Part IV.

Item 15. Exhibits and Financial Statement Schedules.

Financial Statement Schedules

See the Index to Financial Statements for a list of the financial statements being filed as part of this Annual Report on Form 10-K. Schedules may have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibit No.	Description of Document
3.1*	Restated Certificate of Trust
4.1**	Trust Agreement
4.2**	Form of Authorized Participant Agreement
4.3****	Description of Shares
10.1**	Form of Sponsor Agreement
10.2**	Form of Transfer Agency Services Agreement
10.3**	Form of Custodian Agreement
10.4**	Form of Marketing Agent Agreement
10.5**	Form of Futures Account Agreement
10.6**	Form of Administration Servicing Agreement
10.7**	Form of Sub-Administration Servicing Agreement
10.8**	Form of Fund Accounting Servicing Agreement
10.9***	Commodity Sub-Advisory Agreement
31.1****	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2****	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1****	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2****	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS****	Inline XBRL Instance Document.
101.SCH****	Inline XBRL Taxonomy Extension Schema Document.
101.CAL****	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF****	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB****	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE****	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 ****	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated by reference to the Trust’s Registration Statement, filed on January 6, 2022.

**	Incorporated by reference to the Trust’s Registration Statement, filed on August 26, 2020
***	Incorporated by reference to the Trust’s Registration Statement, filed on September, 26, 2022.
****	Included herewith.

Item 16. Form 10-K Summary.

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VS TRUST

/s/ Justin Young
By:	Justin Young
Principal Executive Officer
Date:	March 28, 2023

/s/ Justin Young
By:	Justin Young
Principal Financial and Accounting Officer
Date:	March 28, 2023

VS TRUST

Financial Statements as of December 31, 2022

Index

Documents	Page
Report of Independent Registered Public Accounting Firm (PCAOB number: 238)	F-2
Statements of Financial Condition, Schedule of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity and Statements of Cash Flows:
-1x Short VIX Futures ETF	F-3
2x Long VIX Futures ETF	F-8
Notes to Financial Statements	F-17

taitweller.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Management of the Trust’s Sponsor of

VS Trust

Opinion on the Financial Statements

We have audited the accompanying combined statement of financial condition of VS Trust as of December 31, 2022, and the related combined statements of operations, changes in net assets, and cash flows for the period March 28, 2022 (commencement of operations) through December 31, 2022 and the related notes (collectively referred to as the “combined financial statements”). In our opinion, the combined financial statements present fairly, in all material respects, the combined financial position of the Trust as of December 31, 2022, and the results of their combined operations, combined changes in net assets, and combined cash flows for the period March 28, 2022 through December 31 2022, in conformity with accounting principles generally accepted in the United States of America

We have also audited the accompanying statements of financial condition of -1x Short VIX Futures ETF and 2x Long VIX Futures ETF (the “Funds”), each a series of VS Trust, including the schedules of investments as of December 31, 2022, and the related statements of operations, changes in net assets, cash flows and the financial highlights for the period March 28, 2022 (commencement of operations) through December 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Funds as of December 31, 2022, and the results of their operations, changes in net assets, cash flows and financial highlights for the period March 28, 2022 through December 31 2022, in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

These combined financial statements and financial statements are the responsibility of the management of the Trust’s sponsor. Our responsibility is to express an opinion on the Trust’s combined financial statements and the Funds’ financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust and the Funds in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We have served as the auditor of the Trust and the Funds since 2022.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the combined financial statements and financial statements are free of material misstatement, whether due to error or fraud. The Trust and the Funds are not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s and Funds’ internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the combined financial statements and financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined financial statements and financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined financial statements and financial statements. Our procedures included confirmation of securities owned as of December 31, 2022 by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

TAIT, WELLER & BAKER LLP

Philadelphia, Pennsylvania

March 27, 2023

-1x SHORT VIX FUTURES ETF

STATEMENT OF FINANCIAL CONDITION

DECEMBER 31, 2022

ASSETS
Cash	$504,600
Interest receivable	12,909
Prepaid expenses and other assets	10,295
Deposit at Broker for Futures	48,144,554
Other receivable	571
Total Assets	$48,672,929

LIABILITIES
Variation margin payable	$187,030
Fund shares redeemed	1,903,018
Management fees payable	54,374
Administrative, accounting and custodian fees payable	15,869
Professional fees payable	125,274
Licensing and registration fees payable	8,761
Total Liabilities	2,294,326
Net Assets	$46,378,603

NET ASSETS CONSIST OF:
Paid-in capital	$29,386,125
Total distributable earnings (accumulated deficit)	16,992,478
Net Assets	$46,378,603

NET ASSET VALUE:
Class I (unlimited shares authorized):
Net Assets	$46,378,603
Shares Outstanding^	3,170,000
Net Asset Value, Offering and Redemption Price per Share	$14.63
Market Value per Share (Note 2)	$14.66

^	No par value

See accompanying notes to financial statements.

-1x SHORT VIX FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2022

Cash - 1.1% (a)	$504,600
Other assets in excess of liabilities - 98.9% (a)	45,874,003
TOTAL NET ASSETS - 100.0%	$46,378,603

(a)	$48,144,554 of cash is pledged as collateral for futures contracts.

-1x SHORT VIX FUTURES ETF

SHORT FUTURES CONTRACTS

DECEMBER 31, 2022

Contract	Expiration Date	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
CBOE VIX FUTURE Jan23	January 18, 2023	(1,150)	$(26,634,000)	$1,058,571
CBOE VIX FUTURE Feb23	February 15, 2023	(804)	(19,754,280)	97,536
		(1,954)	$(46,388,280)	$1,156,106

See accompanying notes to financial statements.

-1x SHORT VIX FUTURES ETF

STATEMENT OF OPERATIONS

FOR THE PERIOD ENDED DECEMBER 31, 2022(1)

INVESTMENT INCOME
Income:
Dividends	$2
Interest income	134,714
Other income	61
Total Income	134,777

Expenses:
Management fees	489,398
Administrative, accounting and custodian fees	40,782
Professional fees	240,079
Licensing and registration fees	60,805
Broker interest expense	41,169
Total Expenses	872,233
Net Investment loss	(737,456)

REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND FUTURES CONTRACTS
Net realized gain on:
Short Term Investments	12
Futures	16,573,816
Net change in unrealized appreciation of:
Short Term Investments	-
Futures	1,156,106
Net realized and unrealized gain on investments and futures contracts	17,729,934
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$16,992,478

(1)	The Fund commenced operations on March 28, 2022.

See accompanying notes to financial statements.

-1x SHORT VIX FUTURES ETF

STATEMENT OF CHANGES IN NET ASSETS

FOR THE PERIOD ENDED DECEMBER 31, 2022(1)

INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment loss	$(737,456)
Net realized gain on investments and futures contracts	16,573,828
Net change in unrealized appreciation of investments and futures contracts	1,156,106
Net increase in net assets resulting from operations	16,992,478

CAPITAL SHARE TRANSACTIONS
Shares sold	189,786,132
Shares redeemed	(160,400,007)
Net increase in net assets from capital share transactions	29,386,125
Total increase in net assets	46,378,603

NET ASSETS
Beginning of Period	-
End of Period #	$46,378,603

(1)	The Fund commenced operations on March 28, 2022.

See accompanying notes to financial statements.

-1x SHORT VIX FUTURES ETF

STATEMENT OF CASH FLOWS

PERIOD ENDED DECEMBER 31, 2022(1)

CASH FLOW FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$16,992,478
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Purchase of investments	(224,609,285)
Proceeds from sales or maturities of investments held	224,609,285
Decrease (Increase) in Deposits at broker for futures contracts	(48,144,554)
Decrease (Increase) in Prepaid expenses and other assets	(10,295)
Decrease (Increase) in interest receivable	(12,909)
Decrease (Increase) in other receivables	(571)
Increase (Decrease) in Variation margin payable	187,030
Increase (Decrease) in Payable to Sponsor	54,374
Increase (Decrease) in Administrative, accounting and custodian fees payable	15,869
Increase (Decrease) in Professional fees payable	125,274
Increase (Decrease) in Licensing and registration fees payable	8,761
Net cash provided by (used in) operating activities	(30,784,543)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold, net of cost from shares purchased	189,786,132
Cost of shares redeemed	(158,496,989)
Net cash provided by (used in) financing activities	31,289,143

NET INCREASE IN CASH	504,600

Beginning of Period	-
End of Period #	$504,600

(1)	The Fund commenced operations on March 28, 2022.

See accompanying notes to financial statements.

2x LONG VIX FUTURES ETF

STATEMENT OF FINANCIAL CONDITION

DECEMBER 31, 2022

ASSETS
Cash	$-
Investments in securities, at value *	8,250,285
Interest receivable	50,483
Prepaid expenses and other assets	15,666
Receivable for shares sold	1,931,028
Deposit at Broker for Futures	114,821,272
Variation margin receivable	830,840
Other receivable	579
Total Assets	$125,900,153

LIABILITIES
Management fees payable	$176,838
Administrative, accounting and custodian fees payable	19,957
Professional fees payable	203,411
Licensing and registration fees payable	11,181
Total Liabilities	411,387
Net Assets	$125,488,766

NET ASSETS CONSIST OF:
Paid-in capital	$203,182,472
Total distributable earnings (accumulated deficit)	(77,693,706)
Net Assets	$125,488,766

NET ASSET VALUE:
Class I (unlimited shares authorized):
Net Assets	$125,488,766
Shares Outstanding^	21,450,000
Net Asset Value, Offering and Redemption Price per Share	$5.85
Market Value per Share (Note 2)	$5.82

*Investments in securities, at cost	$8,250,285

^	No par value

See accompanying notes to financial statements.

2x LONG VIX FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022

SHORT TERM INVESTMENT - 6.6%

Money Market Fund - 6.6%

8,250,285	First American Government Obligations Fund, 4.11% (a)	$8,250,285
	TOTAL SHORT TERM INVESTMENT (Cost $8,250,285)	8,250,285

	TOTAL INVESTMENTS (Cost $8,250,285) - 6.6%	8,250,285
	Other assets in excess of liabilities - 93.4% (b)	117,238,481
	TOTAL NET ASSETS - 100.0%	$125,488,766

Percentages are stated as a percent of net assets.

(a)	Represents annualized seven-day yield at December 31, 2022.
(b)	$114,821,272 of cash is pledged as collateral for futures contracts.

2x LONG VIX FUTURES ETF

LONG FUTURES CONTRACTS

DECEMBER 31, 2022

Contract	Expiration Date	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
CBOE VIX FUTURES Jan23	January 18, 2023	6,221	$144,078,360	$(8,416,975)
CBOE VIX FUTURES Feb23	February 15, 2023	4,355	107,002,350	(786,547)
		10,576	$251,080,710	$(9,203,522)

See accompanying notes to financial statements.

2x LONG VIX FUTURES ETF

STATEMENT OF OPERATIONS

FOR THE PERIOD ENDED DECEMBER 31, 2022(1)

INVESTMENT INCOME
Income:
Dividends	$7
Interest income	306,021
Other income	159
Total Income	306,187

Expenses:
Management fees	1,004,754
Administrative, accounting and custodian fees	55,759
Professional fees	318,741
Licensing and registration fees	74,647
Broker interest expense	43,638
Total Expenses	1,497,539
Net Investment loss	(1,191,352)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FUTURES CONTRACTS
Net realized gain (loss) on:
Short Term Investments	38
Futures	(67,298,870)
Net change in unrealized appreciation (depreciation) of:
Short Term Investments	-
Futures	(9,203,522)
Net realized and unrealized gain (loss) on investments and futures contracts	(76,502,354)
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(77,693,706)

(1)	The Fund commenced operations on March 28, 2022.

See accompanying notes to financial statements.

2x LONG VIX FUTURES ETF

STATEMENT OF CHANGES IN NET ASSETS

FOR THE PERIOD ENDED DECEMBER 31, 2022(1)

INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment loss	$(1,191,352)
Net realized gain (loss) on investments and futures contracts	(67,298,832)
Net change in unrealized appreciation (depreciation) of investments and futures contracts	(9,203,522)
Net decrease in net assets resulting from operations	(77,693,706)

CAPITAL SHARE TRANSACTIONS
Shares sold	399,696,269
Shares redeemed	(196,513,797)
Net increase in net assets from capital share transactions	203,182,472
Total increase in net assets	125,488,766

NET ASSETS
Beginning of Period	-
End of Period #	$125,488,766

(1)	The Fund commenced operations on March 28, 2022.

See accompanying notes to financial statements.

2x LONG VIX FUTURES ETF

STATEMENT OF CASH FLOWS

PERIOD ENDED DECEMBER 31, 2022(1)

CASH FLOW FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(77,693,706)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Purchase of investments	(358,531,359)
Proceeds from sales or maturities of investments held	350,281,074
Decrease (Increase) in Deposits at broker for futures contracts	(114,821,272)
Decrease (Increase) in Variation margin receivable	(830,840)
Decrease (Increase) in Prepaid expenses and other assets	(15,666)
Decrease (Increase) in interest receivable	(50,483)
Decrease (Increase) in other receivables	(579)
Increase (Decrease) in Payable to Sponsor	176,838
Increase (Decrease) in Administrative, accounting and custodian fees payable	19,957
Increase (Decrease) in Professional fees payable	203,411
Increase (Decrease) in Licensing and registration fees payable	11,181
Net cash provided by (used in) operating activities	(201,251,444)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold, net of cost from shares purchased	397,765,241
Cost of shares redeemed	(196,513,797)
Net cash provided by (used in) financing activities	201,251,444

NET INCREASE IN CASH	-

Beginning of Period	-
End of Period	$-

(1)	The Fund commenced operations on March 28, 2022.

See accompanying notes to financial statements.

VS TRUST

COMBINED STATEMENT OF FINANCIAL CONDITION(1)

DECEMBER 31, 2022

ASSETS
Cash	$504,600
Investments in securities, at value *	8,250,285
Interest receivable	63,392
Prepaid expenses and other assets	25,961
Receivable for shares sold	1,931,028
Deposit at Broker for Futures	162,965,826
Variation margin receivable	830,840
Other receivable	1,150
Total Assets	$174,573,082

LIABILITIES
Variation margin payable	$187,030
Fund shares redeemed	1,903,018
Management fees payable	231,212
Administrative, accounting and custodian fees payable	35,826
Professional fees payable	328,685
Licensing and registration fees payable	19,942
Total Liabilities	2,705,713
Net Assets	$171,867,369

NET ASSETS CONSIST OF:
Paid-in capital	$232,568,597
Total distributable earnings (accumulated deficit)	(60,701,228)
Net Assets #	$171,867,369

NET ASSET VALUE:
Class I (unlimited shares authorized):
Net Assets	$171,867,369
Shares Outstanding^	24,620,000

*Investments in securities, at cost	$8,250,285

(1)	The fund commenced operations on March 28, 2022
^	No par value

See accompanying notes to financial statements.

VS TRUST

COMBINED STATEMENT OF OPERATIONS

FOR THE PERIOD ENDED DECEMBER 31, 2022(1)

INVESTMENT INCOME
Income:
Dividends	$9
Interest income	440,735
Other income	220
Total Income	440,964

Expenses:
Management fees	1,494,152
Administrative, accounting and custodian fees	96,541
Professional fees	558,820
Licensing and registration fees	135,452
Broker interest expense	84,807
Total Expenses	2,369,772
Net Investment loss	(1,928,808)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FUTURES CONTRACTS
Net realized gain (loss) on:
Short Term Investments	50
Futures	(50,725,054)
Net change in unrealized appreciation (depreciation) of:
Short Term Investments	-
Futures	(8,047,416)
Net realized and unrealized gain (loss) on investments and futures contracts	(58,772,420)
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(60,701,228)

(1)	The Funds commenced operations on March 28, 2022.

See accompanying notes to financial statements.

VS TRUST

COMBINED STATEMENT OF CHANGES IN NET ASSETS

FOR THE PERIOD ENDED DECEMBER 31, 2022(1)

INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment loss	$(1,928,808)
Net realized gain (loss) on investments and futures contracts	(50,725,004)
Net change in unrealized appreciation (depreciation) of investments and futures contracts	(8,047,416)
Net decrease in net assets resulting from operations	(60,701,228)

CAPITAL SHARE TRANSACTIONS
Shares sold	589,482,401
Shares redeemed	(356,913,804)
Net increase in net assets from capital share transactions	232,568,597
Total increase in net assets	171,867,369

NET ASSETS
Beginning of Period	-
End of Period	$171,867,369

(1)	The Funds commenced operations on March 28, 2022.

See accompanying notes to financial statements.

VS TRUST

COMBINED STATEMENTS OF CASH FLOWS

FOR THE PERIOD ENDED DECEMBER 31, 2022(1)

CASH FLOW FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(60,701,228)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Purchase of investments	(583,140,644)
Proceeds from sales or maturities of investments held	574,890,359
Decrease (Increase) in Deposits at broker for futures contracts	(162,965,826)
Decrease (Increase) in Variation margin receivable	(830,840)
Decrease (Increase) in Prepaid expenses and other assets	(25,961)
Decrease (Increase) in interest receivable	(63,392)
Decrease (Increase) in other receivables	(1,150)
Increase (Decrease) in Variation margin payable	187,030
Increase (Decrease) in Payable to Sponsor	231,212
Increase (Decrease) in Administrative, accounting and custodian fees payable	35,826
Increase (Decrease) in Professional fees payable	328,685
Increase (Decrease) in Licensing and registration fees payable	19,942
Net cash used in operating activities	(232,035,987)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold, net of cost from shares purchased	587,551,373
Cost of shares redeemed	(355,010,786)
Net cash provided by financing activities	232,540,587

NET INCREASE IN CASH	504,600

Beginning of Period	-
End of Period	$504,600

(1)	The Funds commenced operations on March 28, 2022.

See accompanying notes to financial statements.

VS Trust

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

NOTE 1 – ORGANIZATION

VS Trust (the “Trust”) is a Delaware statutory trust formed on October 24, 2019 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of December 31, 2022, the following two series of the Trust have commenced investment operations: -1x Short VIX Futures ETF (“SVIX”) and 2x Long VIX Futures ETF (“UVIX”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the Cboe BZX Exchange (“Cboe BZX”).

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

The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-K and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period.

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

Statements of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statements of Financial Condition dated December 31, 2022, and represents cash but does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the three months ended December 31, 2022 were typically as follows. All times are Eastern Standard Time:

	Create/Redeem	NAV Calculation	NAV
Fund	Cut-off*(EST)	Time (EST)	Calculation Date
-1x Short VIX Futures ETF and	2:00 p.m.	4:00 p.m.	December 31, 2022
2x Long VIX Futures ETF	2:00 p.m.	4:00 p.m.	December 31, 2022

*	Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended December 31, 2022.

Market value per Share is determined at the close of Cboe BZX and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the three months ended December 31, 2022.

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

VIX futures contracts are valued using the Time Weighted Average Price (TWAP) of the futures during the last 15 minutes of NYSE’s regular trading session, rather than solely from the VIX futures’ settlement price. The value of a Fund’s non-exchange-traded Financial Instruments typically is determined by applying the then-current disseminated levels for the Index to the terms of the Fund’s non-exchange-traded Financial Instruments.

In certain circumstances (e.g., if the Sponsor believes market quotations do not accurately reflect the fair value of a Fund’s investment, or a trading halt closes an exchange or market early), the Sponsor may, in its sole discretion, choose to determine a fair value price as the basis for determining the market value of such investment for such day. Such fair value prices would generally be determined based on available inputs about the current value of the underlying VIX futures contract and would be based on principles that the Sponsor deems fair and equitable.

The Funds may use a variety of money market instruments. Money market instruments generally will be valued using market prices or at amortized cost.

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

The following table summarizes the valuation of investments at December 31, 2022 using the fair value hierarchy:

	Level 1 - Quoted Prices	Level 2 - Other Significant Observable Inputs
Fund	Money Market Fund	Futures Contracts*	Total
-1x Short VIX Futures ETF	$-	$1,156,106	$1,156,106
2x Long VIX Futures ETF	8,250,285	(9,203,522)	(953,237)
Total Trust	$8,250,285	$(8,047,416)	$202,869

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

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

Fair Value of Derivative Instruments as of December 31, 2022

		Asset Derivatives		Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statement of Financial Condition Location	Unrealized Appreciation	Statement of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts	-1x Short VIX Futures ETF		$1,156,106
	2x Long VIX Futures ETF				(9,203,522)
	Total Trust				$(8,047,416)

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in variation margin receivable/payable.

The Effect of Derivative Instruments on the Statement of Operations

For the Period Ended December 31, 2022

Derivatives Not Accounted for as hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation (depreciation) on futures contrats
		-1x Short VIX Futures ETF	$16,573,816	$1,156,106
		2x Long VIX Futures ETF	(67,298,870)	(9,203,522)
		Total Trust	$(50,725,054)	$(8,047,416)

The Effect of Derivative Instruments on the Statement of Operations

For the three months ended December 31, 2022

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2022.

Fair Values of Derivative Instruments as of December 31, 2022
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
-1x Short VIX Futures ETF	$-	$-	$-	$187,030	$-	$187,030
2x Long VIX Futures ETF	830,840	-	830,840	-	-	-

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at December 31, 2022. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2022
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
-1x Short VIX Futures ETF	$(187,030)	$-	$-	$(187,030)
2x Long VIX Futures ETF	830,840	-	-	830,840

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

Authorized Participants may pay a fee up to 0.03% of the value of each order they place with each order to create or redeem a Creation Unit in order to compensate the Administrator, the Custodian and the Transfer Agent of each Fund and its Shares, for services in processing the creation and redemption of Creation Units and to offset the costs of increasing or decreasing derivative positions, unless the transaction fee is waived or otherwise adjusted by the Sponsor. The Sponsor provides such Authorized Participant with prompt notice in advance of any such waiver or adjustment of the transaction fee. Authorized Participants may sell the Shares included in the Creation Units they purchase from the Funds to other investors in the secondary market.

Transaction Fees for the period ended December 31, 2022:

Fund	Period Ended December 31, 2022
-1x Short VIX Futures ETF	$105,025
2x Long VIX Futures ETF	178,809
Total Trust	$283,834

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data is for a Share outstanding throughout the period ended December 31, 2022:

VS Trust

Financial Highlights

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Period Ended December 31, 2022(1)	Period Ended December 31, 2022(1)
Net Asset Value, Beginning of Period	$15.00	$15.00
Net investment loss per share (2)	(0.18)	(0.15)
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts (3)	(0.19)	(9.00)
Net Increase (Decrease) in Net Asset Value Resulting from Operations	(0.37)	(9.15)
Net Asset Value, End of Period	$14.63	$5.85
Market Value Per Share, at December 31, 2022 (4)	$14.66	$5.82
Total Return at Net Asset Value (5)	(2.47)%	(61.00)%
Total Return at Market Value (5)	(2.27)%	(61.20)%

Ratios to Average Net Assets: (6)
Expense ratio (7)	2.41%	2.46%
Net Investment Loss	(2.03)%	(1.96)%

(1)	Both Funds commenced operations on March 28, 2022.
(2)	Net investment loss per share represents net investment loss divided by the daily average shares of beneficial interest outstanding during the period.
(3)	Due to timing of capital share transactions, per share amounts may not compare with amounts appearing elsewhere within these Financial Statements.
(4)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
(5)	Percentages are not annualized for the period ended December 31, 2022.
(6)	Percentages are annualized.
(7)	The expense ratio would be 2.29% and 2.39% respectively, if brokerage commissions and futures and futures account fees were excluded.

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

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated the possibility of subsequent events existing in the Trust’s and the Funds’ financial statements through the date the financial statements were issued. On January 11, 2023, the Trust announced a 1-for-5 reverse share split (a “Reverse Split”) of the shares of beneficial interest of 2x Long VIX Futures ETF (ticker symbol: UVIX). The Reverse Split was effective prior to market open on January 25, 2023, when the fund began trading at its post-split price. The Reverse Split increased the price per share of the fund with a proportionate decrease in the number of shares outstanding. Therefore, the Reverse Split did not change the aggregate net asset value of a shareholder’s investment at the time of the Reverse Split.

For UVIX shareholders who held a quantity of shares that was not an exact multiple of the Reverse Split ratio (i.e., not a multiple of 5), the Reverse Split resulted in the creation of a fractional share. Post-Reverse Split fractional shares were made available to be redeemed for cash and sent to the shareholder’s broker of record. This redemption may have caused some shareholders to realize gains or losses, which could have been a taxable event for those shareholders.