Form 10-Q
period 2023-03-31
VS Trust
filed 2023-05-15
CIK 1793497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2023.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes ☐ No

As of March 31, 2023, the registrant had 11,250,000 shares of common stock, $0 par value per share, outstanding.

VS Trust

-i-

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

VS Trust

Statements of Assets and Liabilities

March 31, 2023 (Unaudited) and December 31, 2022

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	March 31, 2023	March 31, 2023	December 31, 2022	December 31, 2022
	(Unaudited)	(Unaudited)
ASSETS
Cash	$-	$-	$504,600	$-
Investments in securities, at value *	5,440,556	15,934,105	-	8,250,285
Interest receivable	32,821	74,597	12,909	50,483
Prepaid expenses and other assets	21,145	14,834	10,295	15,666
Receivable for shares sold	-	19,044,606	-	1,931,028
Deposit at Broker for Futures	80,795,370	73,999,401	48,144,554	114,821,272
Variation margin receivable	464,126	-	-	830,840
Other receivable	745	2,335	571	579
Due from Other	26	-	-	-
Total Assets	$86,754,789	$109,069,878	$48,672,929	$125,900,153

LIABILITIES
Payables
Variation margin payable	$-	$1,240,927	$187,030	$-
Due to Custodian	4,109,713	383,409	-	-
Fund shares redeemed	7,748,459	-	1,903,018	-
Payable to Sponsor	77,556	134,831	54,374	176,838
Administrative, accounting and custodian fees payable	7,975	16,420	15,869	19,957
Professional fees payable	155,045	233,275	125,274	203,411
Licensing and registration fees payable	14,579	23,157	8,761	11,181
Total Liabilities	12,113,327	2,032,019	2,294,326	411,387
NET ASSETS	$74,641,462	$107,037,859	$46,378,603	$125,488,766

NET ASSETS CONSIST OF:
Paid-in capital	46,433,434	234,568,980	$29,386,125	203,182,472
Total distributable earnings (accumulated deficit)	28,208,028	(127,531,121)	16,992,478	(77,693,706)
Net Assets	$74,641,462	$107,037,859	$46,378,603	$125,488,766

Net Asset Value (unlimited shares authorized):
Class I (unlimited shares authorized):
Net Assets	$74,641,462	$107,037,859	$46,378,603	$125,488,766
Shares Outstanding^	4,510,000	6,740,000	3,170,000	4,290,000	(1)
Net Asset Value, Offering and Redemption Price per Share	$16.55	$15.88	$14.63	$29.25	(1)
Market Value per Share (Note 2)	$16.51	$15.98	$14.66	$29.10	(1)

	$5,440,556	$15,934,105	$-	$8,250,285

*	Investments in securities, at cost
^	No Par Value
(1)	Adjusted to reflect 1:5 reverse stock split on January 25, 2023.

VS Trust

Statements of Operations

For the Three Months Ended March 31, 2023 and March 31, 2022 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31, 2023	March 31, 2023	March 31, 2022^	March 31, 2022^
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INVESTMENT INCOME
Income:
Interest income	$46,731	$132,436	$7	$4
Total Income	46,731	132,436	7	4

Expenses:
Management fees	169,505	397,849	110	138
Administrative, accounting and custodian fees	22,081	29,015	544	544
Professional fees	78,907	79,670	759	759
Licensing and registration fees	18,365	20,429	340	340
Broker interest expense	3,151	280	47	-
Total Expenses	292,009	527,243	1,800	1,781
Net Investment loss	(245,278)	(394,807)	(1,793)	(1,777)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FUTURES CONTRACTS
Net realized gain (loss) on:
Short Term Investments	-	-	-	-
Futures	5,287,054	(43,229,755)	(4,078)	(454)
Net change in unrealized appreciation (depreciation) of:
Short Term Investments	-	-	-	-
Futures	6,173,774	(6,212,853)	(135,277)	276,202
Net realized and unrealized gain (loss) on investments and futures contracts	11,460,828	(49,442,608)	(139,355)	275,748
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$11,215,550	$(49,837,415)	$(141,148)	$273,971

^	The Fund commenced operations on March 28, 2022.

VS Trust

Statement of Changes in Net Assets

For the Three Months Ended March 31, 2023 and March 31, 2022 (Unaudited).

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31, 2023	March 31, 2023	March 31, 2022^	March 31, 2022^
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment loss	$(245,278)	$(394,807)	$(1,793)	$(1,777)
Net realized gain (loss) on investments and futures contracts	5,287,054	(43,229,755)	(4,078)	(454)
Net change in unrealized appreciation (depreciation) of investments and futures contracts	6,173,774	(6,212,853)	(135,277)	276,202
Net increase (decrease) in net assets resulting from operations	11,215,550	(49,837,415)	(141,148)	273,971

CAPITAL SHARE TRANSACTIONS
Shares sold	84,650,595	103,497,183	5,520,358	3,720,340
Shares redeemed	(67,603,286)	(72,110,675)	-	-
Net increase in net assets from capital share transactions	17,047,309	31,386,508	5,520,358	3,720,340
Total increase (decrease) in net assets	28,262,859	(18,450,907)	5,379,210	3,994,311

NET ASSETS
Beginning of Period	46,378,603	125,488,766	-	-
End of Period	$74,641,462	$107,037,859	$5,379,210	$3,994,311

^	The Fund commenced operations on March 28, 2022.

VS Trust

Statements of Cash Flows

For the Three Months Ended March 31, 2023 and March 31, 2022 (Unaudited).

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31, 2023	March 31, 2023	March 31, 2022^	March 31, 2022^
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$11,215,550	$(49,837,415)	$(141,148)	$273,971
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Purchase of investments	(109,145,715)	(138,973,307)	(895,044)	(496,282)
Proceeds from sales or maturities of investments held	103,705,158	131,289,488	-	-
Decrease (Increase) in Deposits at broker for futures contracts	(32,650,815)	40,821,870	(1,437,401)	(2,385,068)
Decrease (Increase) in Variation margin receivable	(464,126)	830,840	-	(224,321)
Decrease (Increase) in interest receivable	(19,912)	(24,114)	(7)	(4)
Decrease (Increase) in other receivables	(175)	(1,756)	(765)	(200)
Decrease (Increase) in Prepaid expenses and other assets	(10,850)	832
Decrease (Increase) in Due from Other	(26)	-	-	-
Increase (Decrease) in Due to Custodian	4,109,713	383,409	862,580	151,213
Increase (Decrease) in Due to Other	-	-	-	1,177,794
Increase (Decrease) in Variation margin payable	(187,030)	1,240,927	108,376	-
Increase (Decrease) in Payable to Sponsor	23,182	(42,007)	110	138
Increase (Decrease) in Administrative, accounting and custodian fees payable	(7,894)	(3,537)	544	544
Increase (Decrease) in Professional fees payable	29,772	29,864	759	759
Increase (Decrease) in Licensing and registration fees payable	5,818	11,976	340	340
Net cash used in operating activities	(23,397,350)	(14,272,930)	(1,501,656)	(1,501,116)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold, net of cost from shares purchased	84,650,595	86,383,605	1,501,656	1,501,116
Cost of shares redeemed	(61,757,845)	(72,110,675)	-	-
Net cash provided by financing activities	22,892,750	14,272,930	1,501,656	1,501,116

NET INCREASE (DECREASE) IN CASH	(504,600)	-	-	-
Beginning of Period	504,600	-	-	-
End of Period	$-	$-	$-	$-

^	The Fund commenced operations on March 28, 2022

-1x Short VIX Futures ETF

Schedule of Investments

March 31, 2023 (Unaudited)

SHORT TERM INVESTMENT -7.29%
Money Market Fund - 7.29%
5,440,556	First American Government Obligations Fund, 4.65% (a)	$5,440,556
	TOTAL SHORT TERM INVESTMENT (Cost $5,440,556)	5,440,556

	TOTAL INVESTMENTS (Cost $5,440,556) - 7.29%	5,440,556
	Other Assets in Excess of Liabilities - 92.71% (b)	69,200,906
	TOTAL NET ASSETS - 100.0%	$74,641,462

Percentages are stated as a percent of net assets.

(a)	Represents annualized seven-day yield at March 31, 2023

(b)	$80,331,244 of cash is pledged as collateral for futures contracts.

-1x Short VIX Futures ETF

Short Futures Contracts

March 31, 2023 (Unaudited)

Contracts		Unrealized Appreciation/ (Depreciation)
(2,029)	CBOE VIX Futures	$5,987,092
	Expiring April 2023 (Underlying Face Amount at Market Value $42,040,880)
(1,475)	CBOE VIX Futures	1,342,788
	Expiring May 2023 (Underlying Face Amount at Market Value $32,612,250)	$7,329,880

See accompanying notes to financial statements

-1x Short VIX Futures ETF

Schedule of Investments

December 31, 2022

Cash - 1.1% (a)	$504,600
Other assets in excess of liabilities - 98.9% (a)	45,874,003
TOTAL NET ASSETS - 100%	$46,378,603

(a)	$48,144,554 of cash os pledged as collateral for futures contracts

-1x Short VIX Futures ETF

Short Futures Contracts

December 31, 2022

Contracts		Unrealized Appreciation/ (Depreciation)
(1,150)	CBOE VIX Futures	$1,058,571
	Expiring January 2023 (Underlying Face Amount at Market Value $26,634,000)
(804)	CBOE VIX Futures	97,536
	Expiring February 2023 (Underlying Face Amount at Market Value $19,754,280)	$1,156,106

See accompanying notes to financial statements

2x Long VIX Futures ETF

Schedule of Investments

March 31, 2023 (Unaudited)

SHORT TERM INVESTMENT -14.89%
Money Market Fund - 14.89%
15,934,105	First American Government Obligations Fund, 4.65% (a)	$15,934,105
	TOTAL SHORT TERM INVESTMENT (Cost $15,934,105)	15,934,105

	TOTAL INVESTMENTS (Cost $15,934,105) - 14.89%	15,934,105
	Other Assets in Excess of Liabilities - 85.11% (b)	91,103,754
	TOTAL NET ASSETS - 100.0%	$107,037,859

Percentages are stated as a percent of net assets.

(a)	Represents annualized seven-day yield at March 31, 2023

(b)	$75,240,328 of cash is pledged as collateral for futures contracts.

2x Long VIX Futures ETF

Long Futures Contracts

March 31, 2023 (Unaudited)

Contracts		Unrealized Appreciation/ (Depreciation)
5,821	CBOE VIX Futures	$(12,077,511)
	Expiring April 2023 (Underlying Face Amount at Market Value $120,611,120)
4,233	CBOE VIX Futures	(3,338,864)
	Expiring May 2023 (Underlying Face Amount at Market Value $93,591,630)	$(15,416,375)

See accompanying notes to financial statements

2x Long VIX Futures ETF

Schedule of Investments

December 31, 2022

SHORT TERM INVESTMENT - 6.57%
Money Market Fund - 6.57%
8,250,285	First American Government Obligations Fund, 4.105% (a)	$8,250,285
	TOTAL SHORT TERM INVESTMENT (Cost $8,250,285)	8,250,285

	TOTAL INVESTMENTS(Cost $8,250,285) - 6.57%	8,250,285
	Other Assets in Excess of Liabilities - 93.43% (b)	117,238,480
	TOTAL NET ASSETS - 100.0%	$125,488,766

Percentages are stated as a percent of net assets.

(a)	Represents annualized seven-day yield at December 31, 2022

(b)	$114,821,271.5 of cash is pledged as collateral for futures contracts.

2x Long VIX Futures ETF

Long Futures Contracts

December 31, 2022

Contracts		Unrealized Appreciation/ (Depreciation)
6,221	CBOE VIX Futures	$(8,416,975)
	Expiring January 2023 (Underlying Face Amount at Market Value $144,078,360)
4,355	CBOE VIX Futures	(786,547)
	Expiring February 2023 (Underlying Face Amount at Market Value $107,002,350)	$(9,203,522)

See accompanying notes to financial statements

VS Trust

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

NOTE 1 – ORGANIZATION

VS Trust (the “Trust”) is a Delaware statutory trust formed on October 24, 2019 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of March 31, 2023, the following two series of the Trust have commenced investment operations: -1x Short VIX Futures ETF (“SVIX”) and 2x Long VIX Futures ETF (“UVIX”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the Cboe BZX Exchange (“Cboe BZX”).

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

Statements of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statements of Financial Condition dated March 31, 2023, and represents cash, but does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the three months ended March 31, 2023 were typically as follows. All times are Eastern Standard Time:

	Create/Redeem	NAV Calculation	NAV Calculation
Fund	Cut-off*(EST)	Time (EST)	Date
-1x Short VIX Futures ETF and	2:00 p.m.	4:00 p.m.	March 31, 2023
2x Long VIX Futures ETF	2:00 p.m.	4:00 p.m.	March 31, 2023

*	Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended March 31, 2023.

Market value per Share is determined at the close of Cboe BZX and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the three months ended March 31, 2023.

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

The following table summarizes the valuation of investments at March 31, 2023 and December 31, 2022 using the fair value hierarchy:

	March 31, 2023 (Unaudited)			December 31, 2022
Fund	Level 1 - Money Market Fund	Level 2 - Futures Contracts*	Total 3/31/2023	Level 1 - Money Market Fund	Level 2 - Futures Contracts*	Total 12/31/2022
-1x Short VIX Futures ETF	$5,440,556	$7,329,880	$12,770,436	$-	$1,156,106	$1,156,106
2x Long VIX Futures ETF	15,934,105	(15,416,375)	517,730	8,250,285	(9,203,522)	(953,237)
Total Trust	$21,374,661	$(8,086,495)	$13,288,166	$8,250,285	$(8,047,416)	$202,869

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

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

Brokerage Commissions and Futures Account Fees

Each Fund pays its respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission (“CFTC”) regulated investments. The effects of trading spreads, financing costs/fees associated with Financial Instruments, and costs relating to the purchase of U.S. Treasury securities or similar high credit quality short-term fixed-income would also be borne by the Funds. Brokerage commissions on futures contracts are recognized on a half-turn basis (e.g., the first half is recognized when the contract is purchased (opened) and the second half is recognized when the transaction is closed). The Sponsor is currently paying brokerage commissions on VIX futures contracts for the Funds that exceed variable create/redeem fees collected by more than 0.04% and 0.09&, for SVIX and UVIX, respectively, of each Fund's average net assets annually.

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

Fair Value of Derivative Instruments as of March 31, 2023 (Unaudited)

		Asset Derivatives		Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation	Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts
	-1x Short VIX Futures ETF		$7,329,880		$-
	2x Long VIX Futures ETF		-		(15,416,375)
		Total Trust	$7,329,880		$(15,416,375)

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition as variation margin receivable/payable.

Fair Values of Derivative Instruments as of December 31, 2022

		Asset Derivatives		Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation	Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts
	-1x Short VIX Futures ETF		$1,156,106		$-
	2x Long VIX Futures ETF		-		(9,203,522)
		Total Trust	$1,156,106		$(9,203,522)

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition as variation margin receivable/payable.

The Effect of Derivative Instruments on the Statement of Operations

For the three months ended March 31, 2023 and March 31, 2022 (Unaudited)

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income 3/31/2023	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income 3/31/2023	Realized Gain (Loss) on Derivatives Recognized in Income 3/31/2022	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income 3/31/2022
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		-1x Short VIX Futures ETF	$5,287,054	$6,173,774	$(4,078)	$(135,277)
		2x Long VIX Futures ETF	(43,229,755)	(6,212,853)	(454)	276,202
		Total Trust	$(37,942,701)	$(39,079)	$(4,532)	$140,925

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of March 31, 2023 and December 31, 2022.

Fair Values of Derivative Instruments as of March 31, 2023 (Unaudited)
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
-1x Short VIX Futures ETF	$464,126	$-	$464,126	$-	$-	$-
2x Long VIX Futures ETF	-	-	-	1,240,927		1,240,927

Fair Values of Derivative Instruments as of December 31, 2022
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
-1x Short VIX Futures ETF	$-	$-	$-	$187,030	$-	$187,030
2x Long VIX Futures ETF	830,840	-	830,840	-	-	-

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at March 31, 2023 and December 31, 2022. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of March 31, 2023 (Unaudited)
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
-1x Short VIX Futures ETF	$464,126	$-	$-	$464,126
2x Long VIX Futures ETF	(1,240,927)	-	-	(1,240,927)

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2022
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
-1x Short VIX Futures ETF	$(187,030)	$-	$-	$(187,030)
2x Long VIX Futures ETF	830,840	-	-	830,840

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

Pursuant to the Sponsor Agreement between Sponsor and the Trust, on behalf of the Funds, the Sponsor oversees and pays Penserra Capital Management LLC (“Commodity Sub-Adviser”) for its services as Commodity Sub-Adviser. The Commodity Sub-Adviser is paid by the Sponsor an annual sub-advisory fee of 0.20% based on each Fund’s average daily net assets (total assets of the Fund, minus the sum of its accrued liabilities). The Funds do not directly pay the Commodity Sub-Adviser.

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

Transaction fees for the three months ended March 31, 2023 and 2022 were as follows:

Fund	Three Months Ended March 31, 2023 (Unaudited)	Three Months Ended March 31, 2022 (Unaudited)
-1x Short VIX Futures ETF	$45,662	$1,656
2x Long VIX Futures ETF	52,667	1,116
Total Trust	$98,329	$2,772

NOTE 7 - FINANCIAL HIGHLIGHTS

Selected data is for a Share outstanding throughout the Three Months Ended March 31, 2023 and March 31, 2022.

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31, 2023	March 31, 2023 (7)	March 31, 2022	March 31, 2022 (7)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Asset Value, Beginning of Period	$14.63	$29.25	$15.00	$75.00
Net investment loss (1)	(0.08)	(0.08)	(0.02)	(0.09)
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts (2)	2.00	(13.29)	(0.82)	8.29
Net Increase (Decrease) in Net Asset Value Resulting from Operations	1.92	(13.37)	(0.84)	8.20
Net Asset Value, End of Period	$16.55	$15.88	$14.16	$83.20
Market Value Per Share, at March 31, 2023 and March 31, 2022	$16.51	$15.98	$14.04	$84.30
Total Return at Net Asset Value (4)	13.12%	-45.71%	-5.61%	10.93%
Total Return at Market Value (4)	12.62%	-45.09%	-6.40%	12.40%

Ratios to Average Net Assets: (5)
Expense ratio (6)	2.33%	2.19%	22.12%	21.29%
Net Investment Loss	-1.95%	-1.64%	-0.12%	-0.12%

(1)	Net investment loss per share represents net investment loss divided by the daily average shares of beneficial interest outstanding during the period.
(2)	Due to timing of capital share transactions, per share amounts may not compare with amounts appearing elsewhere within these Financial Statements.
(3)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds' net asset value is calculated.
(4)	Percentages are not annualized for the period ended March 31, 2023 and March 31, 2022.
(5)	Percentages are annualized.
(6)	The expense ratio would be 2.30% and 2.19% respectively, if brokerage commissions and futures and futures account fees were excluded.
(7)	For 2x Long VIX Futures ETF, financial highlights have been adjusted to reflect a 1:5 reverse stock split occurring on January 25, 2023, as if it occurred at the commentment of operations.

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

Introduction

VS Trust (the “Trust”) is a Delaware statutory trust formed on October 24, 2019 and is currently organized into two separate series (each, a “Fund” and collectively, the “Funds”). As of March 31, 2023, the following two series of the Trust have commenced investment operations: -1x Short VIX Futures ETF and 2x Long VIX Futures ETF. Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the Cboe BZX Exchange (“Cboe BZX”).

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities. A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three months ended March 31, 2023 and March 31, 2022, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended March 31, 2023	Interest Income Three Months Ended March 31, 2022
-1x Short VIX Futures ETF	$46,731	$7
2x Long VIX Futures ETF	132,436	4
Total Trust	$179,167	$11

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2023, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended March 31, 2023.

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

The tables below provide information about each Fund’s Financial Instruments. As of March 31, 2023 and December 31, 2022, each of the Fund’s positions were as follows:

-1x Short VIX Futures ETF

As of March 31, 2023, SVIX was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of March 31, 2023 and December 31, 2022, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	April, 2023	(2,029)	$20.72	1,000	$(42,040,880)
VIX Futures (Cboe)	Short	May, 2023	(1,475)	22.11	1,000	(32,612,250)

Futures Positions as of December 31, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	January, 2023	(1,150)	$23.16	1,000	$(26,634,000)
VIX Futures (Cboe)	Short	February, 2023	(804)	24.57	1,000	(19,754,280)

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

2x Long VIX Futures ETF

As of March 31, 2023, UVIX was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2023 and December 31, 2022, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April, 2023	5,821	$20.72	1,000	$120,611,120
VIX Futures (Cboe)	Long	May, 2023	4,233	22.11	1,000	93,591,630

Futures Positions as of December 31, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January, 2023	6,221	$23.16	1,000	$144,078,360
VIX Futures (Cboe)	Long	February, 2023	4,355	24.57	1,000	107,002,350

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

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

Not applicable.

Title of Securities Registered	Amount Registered as of March 31, 2023	Shares Sold For the Three Months Ended March 31, 2023	Sale Price of Shares Sold For the Three Months Ended March 31, 2023
-1x Short VIX Futures ETF	Unlimited	5,530,000	84,650,595
2x Long VIX Futures ETF	Unlimited	5,680,000	103,497,183
Total Trust		11,210,000	188,147,778

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.
31.1*	Description of Document Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Description of Document Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Description of Document Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 under the Securities Exchange Act of 1934

32.2*	Description of Document Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 under the Securities Exchange Act of 1934

101.INS	Inline XBRL Instance Document (1)

101.SCH	Inline XBRL Taxonomy Extension Schema (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (1)

Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL

104.1	tags are embedded within the inline XBRL document.

*	Filed herewith.

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
Date: May 15, 2023

/s/ Justin Young
By: Justin Young
Principal Financial and Accounting Officer
Date: May 15, 2023