Form 10-Q
period 2023-06-30
VS Trust
filed 2023-08-14
CIK 1793497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2023.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes ☐ No

As of June 30, 2023, the registrant had 21,800,000 shares of common stock, $0 par value per share, outstanding.

VS Trust

i

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

VS Trust

Statements of Assets and Liabilities

June 30, 2023 (Unaudited) and December 31, 2022

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	June 30, 2023	June 30, 2023	December 31, 2022	December 31, 2022
	(Unaudited)	(Unaudited)
ASSETS
Cash	$-	$-	$504,600	$-
Investments in securities, at value*	-	9,517,548	-	8,250,285
Interest receivable	13,203	65,352	12,909	50,483
Prepaid expenses and other assets	34,380	25,767	10,295	15,666
Receivable for shares sold	3,609,654	1,014,706	-	1,931,028
Deposit at Broker for Futures	68,703,813	83,302,779	48,144,554	114,821,272
Variation margin receivable	1,242,108	-	-	830,840
Other receivable	253	560	571	579
Due from Other	-	-	-	-
Total Assets	$73,603,411	$93,926,712	$48,672,929	$125,900,153

LIABILITIES
Payables
Variation margin payable	$-	$3,406,049	$187,030	$-
Due to Custodian	1,023,713	2,874,781	-	-
Fund shares redeemed	-	1,865,052	1,903,018	-
Payable to Sponsor	70,620	138,850	54,374	176,838
Administrative, accounting and custodian fees payable	14,706	18,097	15,869	19,957
Professional fees payable	169,032	246,032	125,274	203,411
Licensing and registration fees payable	22,927	39,049	8,761	11,181
Total Liabilities	1,300,998	8,587,910	2,294,326	411,387
NET ASSETS	$72,302,413	$85,338,802	$46,378,603	$125,488,766

NET ASSETS CONSIST OF:
Paid-in capital	$8,033,985	$360,476,596	$29,386,125	$203,182,472
Total distributable earnings (accumulated deficit)	64,268,428	(275,137,794)	16,992,478	(77,693,706)
Net Assets	$72,302,413	$85,338,802	$46,378,603	$125,488,766

Net Asset Value (unlimited shares authorized):
Class I (unlimited shares authorized):
Net Assets	$72,302,413	$85,338,802	$46,378,603	$125,488,766
Shares Outstanding^	2,570,000	19,230,000	3,170,000	21,450,000
Net Asset Value, Offering and Redemption Price per Share	$28.13	$4.44	$14.63	$5.85
Market Value per Share (Note 2)	$28.07	$4.46	$14.66	$5.82

* Investments in securities, at cost	-	9,517,548	-	8,250,285

^	No Par Value

VS Trust

Statements of Operations

For the Three Months Ended June 30, 2023 and June 30, 2022 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	June 30, 2023	June 30, 2023	June 30, 2022	June 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INVESTMENT INCOME
Income:
Interest income	$74,800	$301,835	$18,977	$16,778
Other Income	-	-	61	153
Total Income	74,800	301,835	19,037	16,931

Expenses:
Management fees	225,408	521,809	163,452	111,085
Administrative, accounting and custodian fees	24,727	33,684	23,357	23,323
Professional fees	80,185	81,279	15,000	14,963
Licensing and registration fees	31,769	24,392	40,055	40,027
Broker interest expense	5,462	40	19,953	8,143
Total Expenses	367,551	661,204	261,816	197,542
Net Investment loss	(292,751)	(359,369)	(242,779)	(180,611)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FUTURES CONTRACTS

Net realized gain (loss) on:
Short Term Investments	-	-	-	-
Futures	37,164,451	(142,872,642)	(4,573,051)	7,528,449
Net change in unrealized appreciation (depreciation) of:
Short Term Investments	-	-	-	-
Futures	(811,301)	(4,374,661)	835,808	(256,944)
Net realized and unrealized gain (loss) on investments and futures contracts	36,353,150	(147,247,303)	(3,737,244)	7,271,505
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$36,060,399	$(147,606,672)	$(3,980,023)	$7,090,894

VS Trust

Statements of Operations

For the Six Months Ended June 30, 2023 and June 30, 2022 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Six Months Ended	Six Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023	June 30, 2022	June 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INVESTMENT INCOME
Income:
Interest income	121,531	434,271	18,984	16,782
Other Income	-	-	61	153
Total Income	121,531	434,271	19,045	16,935

Expenses:
Management fees	394,913	919,658	163,562	111,223
Administrative, accounting and custodian fees	46,808	62,699	23,901	23,867
Professional fees	159,092	160,949	15,759	15,722
Licensing and registration fees	50,134	44,821	40,395	40,367
Broker interest expense	8,613	320	20,000	8,143
Total Expenses	659,560	1,188,447	263,617	199,322
Net Investment loss	(538,029)	(754,176)	(244,572)	(182,387)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FUTURES CONTRACTS

Net realized gain (loss) on:
Short Term Investments	-	-	-	-
Futures	42,451,505	(186,102,397)	(4,577,129)	7,527,995
Net change in unrealized appreciation (depreciation) of:	-	-
Short Term Investments	-	-	-	-
Futures	5,362,473	(10,587,514)	700,531	19,258
Net realized and unrealized gain (loss) on investments and futures contracts	47,813,978	(196,689,911)	(3,876,598)	7,547,253
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$47,275,949	$(197,444,087)	$(4,121,170)	$7,364,866

VS Trust

Statement of Changes in Net Assets

For the Three Months Ended June 30, 2023 and June 30, 2022 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	June 30, 2023	June 30, 2023	June 30, 2022	June 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment loss	$(292,751)	$(359,369)	$(242,779)	$(180,611)
Net realized gain (loss) on investments and futures contracts	37,164,451	(142,872,642)	(4,573,051)	7,528,449
Net change in unrealized appreciation (depreciation) of investments and futures contracts	(811,301)	(4,374,661)	835,808	(256,944)
Net increase (decrease) in net assets resulting from operations	36,060,399	(147,606,672)	(3,980,023)	7,090,894

CAPITAL SHARE TRANSACTIONS
Shares sold	33,849,864	174,563,374	126,466,848	101,014,240
Shares redeemed	(72,249,312)	(48,655,759)	(80,976,664)	(51,662,990)
Net increase (decrease) in net assets from capital share transactions	(38,399,448)	125,907,615	45,490,184	49,351,250
Total increase (decrease) in net assets	(2,339,049)	(21,699,057)	41,510,161	56,442,145

NET ASSETS
Beginning of Period	74,641,462	107,037,859	5,379,210	3,994,311
End of Period	$72,302,413	$85,338,802	$46,889,371	$60,436,456

VS Trust

Statement of Changes in Net Assets

For the Six Months Ended June 30, 2023 and June 30, 2022 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Six Months Ended	Six Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023	June 30, 2022	June 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment loss	$(538,029)	$(754,176)	$(244,572)	$(182,387)
Net realized gain (loss) on investments and futures contracts	42,451,505	(186,102,397)	(4,577,129)	7,527,995
Net change in unrealized appreciation (depreciation) of investments and futures contracts	5,362,473	(10,587,514)	700,531	19,258
Net increase (decrease) in net assets resulting from operations	47,275,949	(197,444,087)	(4,121,170)	7,364,866

CAPITAL SHARE TRANSACTIONS
Shares sold	118,500,459	278,060,557	131,987,205	104,734,579
Shares redeemed	(139,852,598)	(120,766,434)	(80,976,664)	(51,662,990)
Net increase (decrease) in net assets from capital share transactions	(21,352,139)	157,294,123	51,010,541	53,071,589
Total increase (decrease) in net assets	25,923,810	(40,149,964)	46,889,371	60,436,456

NET ASSETS
Beginning of Period	46,378,603	125,488,766	-	-
End of Period	$72,302,413	$85,338,802	$46,889,371	$60,436,456

VS Trust

Statements of Cash Flows

For the Three Months Ended June 30, 2023 and June 30, 2022 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	June 30, 2023	June 30, 2023	June 30, 2022	June 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$36,060,399	$(147,606,672)	$(242,779)	$(180,611)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities			-
Purchase of investments	(117,945,818)	(170,380,218)	(86,248,199)	(60,472,471)
Proceeds from sales or maturities of investments held	123,386,374	176,796,775	78,851,911	43,818,993
Decrease (Increase) in Deposits at broker for futures contracts	12,091,557	(9,303,378)	-
Decrease (Increase) in Variation margin receivable	(777,982)	-	835,808	(256,944)
Decrease (Increase) in interest receivable	19,618	9,245	(4,573,051)	7,528,449
Decrease (Increase) in other receivables	492	1,775	(37,960,927)	(39,378,470)
Decrease (Increase) in Prepaid expenses and other assets	(13,235)	(10,933)	4,018,702	(121,254)
Decrease (Increase) in Due from Other	26	-	(9,596)	(12,371)
Increase (Decrease) in Due to Custodian	(3,086,000)	2,491,372	764	200
Increase (Decrease) in Due to Other	-	-	-	(161,534)
Increase (Decrease) in Variation margin payable	-	2,165,122	4,105,647	-
Increase (Decrease) in Payable to Sponsor	(6,936)	4,019	62,014	70,197
Increase (Decrease) in Administrative, accounting and custodian fees payable	6,731	1,677	21,906	22,082
Increase (Decrease) in Professional fees payable	13,987	12,757	15,000	14,963
Increase (Decrease) in Licensing and registration fees payable	8,348	15,892	34,725	36,514
Net cash provided by (used in) operating activities	49,757,561	(145,802,567)	(41,088,075)	(49,092,257)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold, net of cost from shares purchased	30,240,210	192,593,274	45,490,185	49,351,251
Cost of shares redeemed	(79,997,771)	(46,790,707)	-	-
Net cash provided by (used in) financing activities	(49,757,561)	145,802,567	45,490,185	49,351,251

NET INCREASE (DECREASE) IN CASH	-	-	4,402,110	258,994
Beginning of Period	-	-	(862,580)	(151,213)
End of Period	$-	$-	$3,539,530	$107,781

VS Trust

Statements of Cash Flows

For the Six Months Ended June 30, 2023 and June 30, 2022 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Six Months Ended	Six Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023	June 30, 2022	June 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$47,275,949	$(197,444,087)	$(4,121,170)	$7,364,866
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Purchase of investments	(227,091,533)	(309,353,524)	(87,243,243)	(60,968,753)
Proceeds from sales or maturities of investments held	227,091,533	308,086,262	78,951,910	43,818,993
Decrease (Increase) in Deposits at broker for futures contracts	(20,559,259)	31,518,493	(39,872,983)	(40,554,763)
Decrease (Increase) in Variation margin receivable	(1,242,108)	830,840	-	(1,433,096)
Decrease (Increase) in interest receivable	(294)	(14,869)	(9,602)	(12,375)
Decrease (Increase) in other receivables	318	19	-	-
Decrease (Increase) in Prepaid expenses and other assets	(24,085)	(10,101)	-	-
Decrease (Increase) in Due from Other	-	-	-	-
Increase (Decrease) in Due to Custodian	1,023,713	2,874,781	-	-
Increase (Decrease) in Due to Other	-	-	-	1,016,260
Increase (Decrease) in Variation margin payable	(187,030)	3,406,049	583,031	-
Increase (Decrease) in Payable to Sponsor	16,246	(37,988)	62,124	70,335
Increase (Decrease) in Administrative, accounting and custodian fees payable	(1,163)	(1,860)	22,421	22,597
Increase (Decrease) in Professional fees payable	43,758	42,621	15,210	15,174
Increase (Decrease) in Licensing and registration fees payable	14,166	27,868	35,642	37,431
Net cash provided by (used in) operating activities	26,360,211	(160,075,496)	(51,576,659)	(50,623,331)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold, net of cost from shares purchased	114,890,805	278,976,878	131,987,206	102,394,101
Cost of shares redeemed	(141,755,616)	(118,901,382)	(76,871,017)	(51,662,990)
Net cash provided by (used in) financing activities	(26,864,811)	160,075,496	55,116,189	50,731,111

NET INCREASE (DECREASE) IN CASH	(504,600)	-	3,539,530	107,781
Beginning of Period	504,600	-	-	-
End of Period	$-	$-	$3,539,530	$107,781

-1x Short VIX Futures ETF

Schedule of Investments

June 30, 2023 (Unaudited)

TOTAL INVESTMENTS (Cost $0) 0.0%	$–
Other Assets in Excess of Liabilities - 100.0% (a)	72,302,413
TOTAL NET ASSETS - 100.0%	$72,302,413

Percentages are stated as a percent of net assets.

(a)	$68,703,813 of cash is pledged as collateral for futures contracts.

-1x Short VIX Futures ETF

Short Futures Contracts

June 30, 2023 (Unaudited)

Contracts		Unrealized Appreciation/ (Depreciation)
(2,590)	CBOE VIX Futures	$5,483,830
	Expiring July 2023 (Underlying Face Amount at Market Value $38,772,300)
(1,883)	CBOE VIX Futures	1,034,749
	Expiring August 2023 (Underlying Face Amount at Market Value $30,805,880)
		$6,518,579

See accompanying notes to financial statements

-1x Short VIX Futures ETF

Schedule of Investments

December 31, 2022

Cash - 1.1% (a)	$504,600
Other assets in excess of liabilities - 98.9% (a)	45,874,003
TOTAL NET ASSETS - 100%	$46,378,603

(a)	$48,144,554 of cash os pledged as collateral for futures contracts

-1x Short VIX Futures ETF

Short Futures Contracts

December 31, 2022

Contracts		Unrealized Appreciation/ (Depreciation)
(1,150)	CBOE VIX Futures	1,058,570
	Expiring January 2023 (Underlying Face Amount at Market Value $26,634,000)
(804)	CBOE VIX Futures	97,536
	Expiring February 2023 (Underlying Face Amount at Market Value $19,754,280)	$1,156,106

See accompanying notes to financial statements

2x Long VIX Futures ETF

Schedule of Investments

June 30, 2023 (Unaudited)

SHORT TERM INVESTMENT - 11.2%
Money Market Fund - 11.2%
9,517,548	First American Government Obligations Fund, 5.00% (a)	$9,517,548
	TOTAL SHORT TERM INVESTMENT (Cost $9,517,548)	9,517,548

	TOTAL INVESTMENTS (Cost $9,517,548) 11.2%	9,517,548
	Other Assets in Excess of Liabilities - 88.8% (b)	75,821,254
	TOTAL NET ASSETS - 100.0%	$85,338,802

Percentages are stated as a percent of net assets.

(a)	Represents annualized seven-day yield at June 30, 2023 (Unaudited)

(b)	$83,302,779 of cash is pledged as collateral for futures contracts.

2x Long VIX Futures ETF

Long Futures Contracts

June 30, 2023 (Unaudited)

Contracts		Unrealized Appreciation/ (Depreciation)
6,356	CBOE VIX Futures	$(16,558,756)
	Expiring July 2023 (Underlying Face Amount at Market Value $95,149,320)
4,623	CBOE VIX Futures	(3,232,280)
	Expiring August 2023 (Underlying Face Amount at Market Value $75,632,280)
		$(19,791,036)

See accompanying notes to financial statements

2x Long VIX Futures ETF

Schedule of Investments

December 31, 2022

SHORT TERM INVESTMENT - 6.57%
Money Market Fund - 6.57%
8,250,285	First American Government Obligations Fund, 4.105% (a)	$8,250,285
	TOTAL SHORT TERM INVESTMENT (Cost $8,250,285)	$8,250,285

	TOTAL INVESTMENTS(Cost $8,250,285) - 6.57%	$8,250,285
	Other Assets in Excess of Liabilities - 93.43% (b)	117,238,481
	TOTAL NET ASSETS - 100.0%	$125,488,766

Percentages are stated as a percent of net assets.

(a)	Represents annualized seven-day yield at December 31, 2022

(b)	$114,821,272 of cash is pledged as collateral for futures contracts.

2x Long VIX Futures ETF

Long Futures Contracts

December 31, 2022

Contracts		Unrealized Appreciation/ (Depreciation)
6,221	CBOE VIX Futures	$(8,416,975)
	Expiring January 2023 (Underlying Face Amount at Market Value $144,078,360)
4,355	CBOE VIX Futures	(786,547)
	Expiring February 2023 (Underlying Face Amount at Market Value $107,002,350)	$(9,203,522)

See accompanying notes to financial statements

VS Trust

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

NOTE 1 – ORGANIZATION

VS Trust (the “Trust”) is a Delaware statutory trust formed on October 24, 2019 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of June 30, 2023, the following two series of the Trust have commenced investment operations: -1x Short VIX Futures ETF (“SVIX”) and 2x Long VIX Futures ETF (“UVIX”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the Cboe BZX Exchange (“Cboe BZX”).

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

Statements of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statements of Financial Condition dated June 30, 2023 and December 31, 2022, and represents cash, but does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the three months ended June 30, 2023 were typically as follows. All times are Eastern Standard Time:

		NAV	NAV
	Create/Redeem	Calculation	Calculation
Fund	Cut-off*(EST)	Time (EST)	Date
-1x Short VIX Futures ETF and	2:00 p.m.	4:00 p.m.	June 30, 2023
2x Long VIX Futures ETF	2:00 p.m.	4:00 p.m.	June 30, 2023

*	Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended June 30, 2023.

Market value per Share is determined at the close of Cboe BZX and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the three months ended June 30, 2023.

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

The following table summarizes the valuation of investments at June 30, 2023 (unaudited) and December 31, 2022 using the fair value hierarchy:

	June 30, 2023 (Unaudited)			December 31, 2022
Fund	Level 1 - Money Market Fund	Level 2 - Futures Contracts*	Total June 30, 2023	Level 1 - Money Market Fund	Level 2 - Futures Contracts*	Total December 31, 2022
-1x Short VIX Futures ETF	$–	$6,518,579	$6,518,579	$-	$1,156,106	$1,156,106
2x Long VIX Futures ETF	$9,517,548	(19,791,036)	(10,273,488)	8,250,285	(9,203,522)	(953,237)
Total Trust	$9,517,548	$(13,272,457)	$(3,754,909)	$8,250,285	$(8,047,416)	$202,869

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

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

Brokerage Commissions and Futures Account Fees

Each Fund pays its respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission (“CFTC”) regulated investments. The effects of trading spreads, financing costs/fees associated with Financial Instruments, and costs relating to the purchase of U.S. Treasury securities or similar high credit quality short-term fixed-income would also be borne by the Funds. Brokerage commissions on futures contracts are recognized on a half-turn basis (e.g., the first half is recognized when the contract is purchased (opened) and the second half is recognized when the transaction is closed). The Sponsor is currently paying brokerage commissions on VIX futures contracts for the Funds that exceed variable create/redeem fees collected by more than 0.03% and 0.00%, for SVIX and UVIX, respectively, of each Fund's average net assets annually.

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

Fair Values of Derivative Instruments as of June 30, 2023 (Unaudited)
		Asset Derivatives		Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation	Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts
	-1x Short VIX Futures ETF		$6,518,579		$-
	2x Long VIX Futures ETF		-		(19,791,036)
	Total Trust		$6,518,579		$(19,791,036)

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

Fair Values of Derivative Instruments as of December 31, 2022
		Asset Derivatives		Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation	Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts
	-1x Short VIX Futures ETF		$1,156,106		$-
	2x Long VIX Futures ETF		-		(9,203,522)
	Total Trust		$1,156,106		$(9,203,522)

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

The Effect of Derivative Instruments on the Statement of Operations
For the Three Months Ended June 30, 2023 (Unaudited) and June 30, 2022 (Unaudited)

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income June 30, 2023	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income June 30, 2023	Realized Gain (Loss) on Derivatives Recognized in Income June 30, 2022	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income June 30, 2022
VIX Futures Contracts	Net realized gain (loss) on futures contracts/changes in unrealized appreciation (depreciation) on futures contracts
		-1x Short VIX Futures ETF	$37,164,451	$(811,301)	$(4,573,051)	$835,808
		2x Long VIX Futures ETF	(142,872,642)	(4,374,661)	7,528,449	(256,944)
		Total Trust	$(105,708,191)	$(5,185,962)	$2,955,398	$578,864

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

The Effect of Derivative Instruments on the Statement of Operations
For the Six Months Ended June 30, 2023 (Unaudited) and June 30, 2022 (Unaudited)

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income June 30, 2023	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income June 30, 2023	Realized Gain (Loss) on Derivatives Recognized in Income June 30, 2022	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income June 30, 2022
VIX Futures Contracts	Net realized gain (loss) on futures contracts/changes in unrealized appreciation (depreciation) on futures contracts
		-1x Short VIX Futures ETF	$42,451,505	$5,362,473	$(4,577,129)	$700,531
		2x Long VIX Futures ETF	(186,102,397)	(10,587,514)	7,527,995	19,258
		Total Trust	$(143,650,892)	$(5,225,041)	$2,950,866	$719,789

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of June 30, 2023 and December 31, 2022.

Fair Values of Derivative Instruments as of June 30, 2023 (Unaudited)

	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
-1x Short VIX Futures ETF	$1,242,108	$-	$1,242,108	$-	$-	$-
2x Long VIX Futures ETF	-	-	-	$3,406,049	-	3,406,049

Fair Values of Derivative Instruments as of December 31, 2022

	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
-1x Short VIX Futures ETF	$-	$-	$-	$187,030	$-	$187,030
2x Long VIX Futures ETF	830,840	-	830,840	-	-	-

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at June 30, 2023 and December 31, 2022. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of June 30, 2023 (Unaudited)

Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
-1x Short VIX Futures ETF	$1,242,108	$-	$-	$1,242,108
2x Long VIX Futures ETF	(3,406,049)	-	-	(3,406,049)

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2022

Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
-1x Short VIX Futures ETF	$(187,030)	$-	$-	$(187,030)
2x Long VIX Futures ETF	830,840	-	-	830,840

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

Transaction fees for the three months ended June 30, 2023 and June 30, 2022 were as follows.

Fund	Three Months Ended June 30, 2023 (Unaudited)	Three Months Ended June 30, 2022 (Unaudited)
-1x Short VIX Futures ETF	$31,820	$62,214
2x Long VIX Futures ETF	66,946	45,789
Total Trust	$98,766	$108,003

Transaction fees for the Six months ended June 30, 2023 and June 30, 2022 were as follows.

Fund	Six Months Ended June 30, 2023 (Unaudited)	Six Months Ended June 30, 2022 (Unaudited)
-1x Short VIX Futures ETF	$77,483	$63,870
2x Long VIX Futures ETF	119,613	46,905
Total Trust	$197,096	$110,775

NOTE 7 - FINANCIAL HIGHLIGHTS

Selected data is for a Share outstanding throughout the Three Months Ended June 30, 2023 (Unaudited) and June 30, 2022 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	June 30, 2023	June 30, 2023	June 30, 2022	June 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Asset Value, Beginning of Period	$16.55	$15.88	$14.16	$83.20
Net investment loss (1)	(0.09)	(0.03)	(0.05)	(0.60)
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts (2)	11.67	(11.41)	(3.71)	3.00
Net Increase (Decrease) in Net Asset Value Resulting from Operations	11.58	(11.44)	(3.76)	2.40
Net Asset Value, End of Period	$28.13	$4.44	$10.40	$85.60
Market Value Per Share, at June 30, 2023 and June 30, 2022	$28.07	$4.46	$10.40	$85.40
Total Return at Net Asset Value (4)	69.97%	-72.04%	-26.56%	2.88%
Total Return at Market Value (4)	70.02%	-72.09%	-25.93%	1.30%

Ratios to Average Net Assets: (5)
Expense ratio (6)	2.20%	2.09%	2.18%	2.91%
Net Investment Loss	-1.75%	-1.14%	-0.50%	-0.67%

(1)	Net investment loss per share represents net investment loss divided by the daily average shares of beneficial interest outstanding during the period.
(2)	Due to timing of capital share transactions, per share amounts may not compare with amounts appearing elsewhere within these Financial Statements.
(3)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds' net asset value is calculated.
(4)	Percentages are not annualized for the period ended June 30, 2023 and June 30, 2022
(5)	Percentages are annualized.
(6)	The expense ratio would be 2.17% and 2.09% respectively, for the three months ended June 30, 2023, and 2.00% and 2.81% for the three months ended June 30, 2022 if brokerage commissions and futures and futures account fees were excluded.

Selected data is for a Share outstanding throughout the Six Months Ended June 30, 2023 (Unaudited) and June 30, 2022 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Six Months Ended	Six Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023 (7)	June 30, 2022	June 30, 2022 (7)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Asset Value, Beginning of Period	$14.63	$29.25	$15.00	$75.00
Net investment loss (1)	(0.17)	(0.08)	(0.06)	(1.20)
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts (2)	13.67	(24.73)	(4.54)	11.80
Net Increase (Decrease) in Net Asset Value Resulting from Operations	13.50	(24.81)	(4.60)	10.60
Net Asset Value, End of Period	$28.13	$4.44	$10.40	$85.60
Market Value Per Share, at June 30, 2023 and June 30, 2022	$28.07	$4.46	$10.40	$85.40
Total Return at Net Asset Value (4)	92.28%	-84.82%	-30.67%	14.13%
Total Return at Market Value (4)	91.47%	-84.67%	-30.67%	13.87%

Ratios to Average Net Assets: (5)
Expense ratio (6)	2.25%	2.13%	2.18%	2.91%
Net Investment Loss	-1.84%	-1.35%	-0.50%	-0.67%

(1)	Net investment loss per share represents net investment loss divided by the daily average shares of beneficial interest outstanding during the period.
(2)	Due to timing of capital share transactions, per share amounts may not compare with amounts appearing elsewhere within these Financial Statements.
(3)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds' net asset value is calculated.
(4)	Percentages are not annualized for the period ended June 30, 2023 and June 30, 2022
(5)	Percentages are annualized.
(6)	The expense ratio would be 2.23% and 2.13% respectively, for the six months ended June 30, 2023, and 2.01% and 2.84% for the six months ended June 30, 2022 if brokerage commissions and futures and futures account fees were excluded.
(7)	For 2x Long VIX Futures ETF, fianancial highlights have been adjusted to reflect a 1:5 reverse stock split occurring on January 25, 2023, as if it occurred at the commencment of operations.

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

Regulatory Treatment

Derivatives are generally traded in OTC markets and have only recently become subject to comprehensive regulation in the United States. Cash- settled forwards are generally regulated as “swaps”, whereas physically settled forwards are generally not subject to regulation (in the case of commodities other than currencies) or subject to the federal securities laws (in the case of securities). Title VII of the Dodd-Frank Act (“Title VII”) created a regulatory regime for derivatives, with the CFTC responsible for the regulation of swaps and the SEC responsible for the regulation of “security-based swaps.” The SEC requirements have largely yet to be made effective, but the CFTC requirements are largely in place. The CFTC requirements have included rules for some of the types of transactions in which the Funds will engage, including mandatory clearing and exchange trading, reporting, and margin for OTC swaps. Title VII also created new categories of regulated market participants, such as “swap dealers,” “security- based swap dealers,” “major swap participants,” and “major security-based swap participants” who are, or will be, subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements. The regulatory requirements under Title VII continue to be developed and there may be further modifications that could materially and adversely impact the Funds, the markets in which a Fund trades and the counterparties with which the Fund engages in transactions.

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

Introduction

VS Trust (the “Trust”) is a Delaware statutory trust formed on October 24, 2019 and is currently organized into two separate series (each, a “Fund” and collectively, the “Funds”). As of June 30, 2023, the following two series of the Trust have commenced investment operations: -1x Short VIX Futures ETF and 2x Long VIX Futures ETF. Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the Cboe BZX Exchange (“Cboe BZX”).

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

Interest Income for the three months ended June 30, 2023 and June 30, 2022 were as follows.

Fund	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
-1x Short VIX Futures ETF	$74,800	$18,977
2x Long VIX Futures ETF	301,835	16,778
Total Trust	$376,635	$35,755

Interest Income for the six months ended June 30, 2023 and June 30, 2022 were as follows.

Fund	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
-1x Short VIX Futures ETF	$121,531	$18,984
2x Long VIX Futures ETF	434,271	16,782
Total Trust	$555,802	$35,766

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2023, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended June 30, 2023.

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

The tables below provide information about each Fund’s Financial Instruments. As of June 30, 2023 and December 31, 2022, each of the Fund’s positions were as follows:

-1x Short VIX Futures ETF

As of June 30, 2023, SVIX was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of June 30, 2023 and December 31, 2022, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	July, 2023	(2,590)	14.97	1,000	(38,772,300)
VIX Futures (Cboe)	Short	August, 2023	(1,883)	16.36	1,000	(30,805,880)

Futures Positions as of December 31, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	January, 2023	(1,150)	$23.16	1,000	$(26,634,000)
VIX Futures (Cboe)	Short	February, 2023	(804)	24.57	1,000	(19,754,280)

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

2x Long VIX Futures ETF

As of June 30, 2023, UVIX was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2023 and December 31, 2022, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July, 2023	6,356	14.97	1,000	95,149,320
VIX Futures (Cboe)	Long	August, 2023	4,623	16.36	1,000	75,632,280

Futures Positions as of December 31, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January, 2023	6,221	$23.16	1,000	$144,078,360
VIX Futures (Cboe)	Long	February, 2023	4,355	24.57	1,000	107,002,350

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

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

Not applicable.

Title of Securities Registered	Amount Registered as of June 30, 2023	Shares Sold For the Three Months Ended June 30, 2023	Sale Price of Shares Sold For the Three Months Ended June 30, 2023
-1x Short VIX Futures ETF	Unlimited	1,630,000	33,849,864
2x Long VIX Futures ETF	Unlimited	17,000,000	174,563,374
Total Trust		18,630,000	208,413,238

Title of Securities Registered	Amount Registered as of June 30, 2023	Shares Sold For the Six Months Ended June 30, 2023	Sale Price of Shares Sold For the Six Months Ended June 30, 2023
-1x Short VIX Futures ETF	Unlimited	7,160,000	118,500,459
2x Long VIX Futures ETF	Unlimited	22,680,000	278,060,557
Total Trust		29,840,000	396,561,016

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

Date: August 14, 2023

/s/ Justin Young
By:	Justin Young
Principal Financial and Accounting Officer

Date: August 14, 2023