Form 10-Q
period 2023-09-30
VS Trust
filed 2023-11-15
CIK 1793497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2023.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes ☐ No

As of September 30, 2023, the registrant had 29,360,000 shares of common stock, $0 par value per share, outstanding.

VS Trust

i

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

VS Trust

Statements of Assets and Liabilities

September 30, 2023 (Unaudited) and December 31, 2022

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	September 30, 2023	September 30, 2023	December 31, 2022	December 31, 2022
	(Unaudited)	(Unaudited)
ASSETS
Cash	$-	$-	$504,600	$-
Investments in securities, at value*	7,673,680	24,356,501	-	8,250,285
Interest receivable	40,015	112,405	12,909	50,483
Prepaid expenses and other assets	24,989	42,198	10,295	15,666
Receivable for shares sold	-	6,935,800	-	1,931,028
Deposit at Broker for Futures	104,412,396	55,293,437	48,144,554	114,821,272
Variation margin receivable	-	1,945,302	-	830,840
Other receivable	-	2,081	571	579
Total Assets	$112,151,080	$88,687,724	$48,672,929	$125,900,153

LIABILITIES
Payables
Variation margin payable	$1,327,607	$-	$187,030	$-
Due to Other	-	6	-	-
Fund shares redeemed	-	-	1,903,018	-
Payable to Sponsor	111,877	125,640	54,374	176,838
Administrative, accounting and custodian fees payable	17,968	25,664	15,869	19,957
Professional fees payable	203,733	279,945	125,274	203,411
Licensing and registration fees payable	33,799	53,324	8,761	11,181
Total Liabilities	1,694,984	484,579	2,294,326	411,387
NET ASSETS	$110,456,096	$88,203,145	$46,378,603	$125,488,766

NET ASSETS CONSIST OF:
Paid-in capital	$43,701,765	$374,688,877	$29,386,125	$203,182,472
Total distributable earnings (accumulated deficit)	66,754,331	(286,485,732)	16,992,478	(77,693,706)
Net Assets	$110,456,096	$88,203,145	$46,378,603	$125,488,766

Net Asset Value (unlimited shares authorized):
Class I (unlimited shares authorized):
Net Assets	$110,456,096	$88,203,145	$46,378,603	$125,488,766
Shares Outstanding^	3,940,000	25,420,000	3,170,000	21,450,000
Net Asset Value, Offering and Redemption Price per Share	$28.03	$3.47	$14.63	$5.85
Market Value per Share (Note 2)	$27.88	$3.49	$14.66	$5.82

* Investments in securities, at cost	7,673,680	24,356,501	-	8,250,285

^	No Par Value

See accompanying notes to financial statements.

VS Trust

Statements of Operations

For the Three Months Ended September 30, 2023 and September 30, 2022 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	September 30, 2023	September 30, 2023	September 30, 2022	September 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INVESTMENT INCOME
Income:
Interest income	$86,183	$257,541	$43,411	$126,917
Other Income	-	-	-	7
Total Income	86,183	257,541	43,411	126,924

Expenses:
Management fees	293,542	365,111	146,457	464,768
Administrative, accounting and custodian fees	27,917	28,148	15,332	25,723
Professional fees	81,552	81,188	80,462	81,792
Licensing and registration fees	7,688	13,740	27,963	34,070
Broker interest expense	-	-	4,038	16,295
Total Expenses	410,699	488,187	274,252	622,648
Net Investment loss	(324,516)	(230,646)	(230,841)	(495,724)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FUTURES CONTRACTS

Net realized gain (loss) on:
Futures	15,738,591	(42,049,000)	8,077,788	(22,686,413)
Net change in unrealized appreciation (depreciation) of:
Futures	(12,928,171)	30,931,703	(6,278,300)	20,574,735
Net realized and unrealized gain (loss) on investments and futures contracts	2,810,420	(11,117,297)	1,799,488	(2,111,678)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS
	$2,485,904	$(11,347,943)	$1,568,647	$(2,607,402)

See accompanying notes to financial statements.

VS Trust

Statements of Operations

For the Nine Months Ended September 30, 2023 and September 30, 2022 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Nine Months Ended	Nine Months Ended	For the Period Ended	For the Period Ended
	September 30, 2023	September 30, 2023	September 30, 2022^	September 30, 2022^
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INVESTMENT INCOME
Income:
Interest income	$207,714	$691,812	$62,395	$143,699
Other Income	-	-	61	160
Total Income	207,714	691,812	62,455	143,859

Expenses:
Management fees	688,455	1,284,769	310,019	575,991
Administrative, accounting and custodian fees	74,725	90,847	39,233	49,590
Professional fees	240,644	242,137	96,221	97,514
Licensing and registration fees	57,822	58,561	68,358	74,437
Broker interest expense	8,613	320	24,038	24,438
Total Expenses	1,070,259	1,676,634	537,868	821,971
Net Investment loss	(862,545)	(984,822)	(475,413)	(678,112)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FUTURES CONTRACTS

Net realized gain (loss) on:
Futures	58,190,096	(228,151,397)	3,500,659	(15,158,418)
Net change in unrealized appreciation (depreciation) of:
Futures	(7,565,698)	20,344,189	(5,577,769)	20,593,993
Net realized and unrealized gain (loss) on investments and futures contracts	50,624,398	(207,807,208)	(2,077,111)	5,435,575
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS
	$49,761,853	$(208,792,030)	$(2,552,524)	$4,757,463

^	The Fund commenced operations on March 28, 2022.

See accompanying notes to financial statements.

VS Trust

Statement of Changes in Net Assets

For the Three Months Ended September 30, 2023 and September 30, 2022 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	September 30, 2023	September 30, 2023	September 30, 2022	September 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment loss	$(324,516)	$(230,646)	$(230,841)	$(495,724)
Net realized gain (loss) on investments and futures contracts	15,738,591	(42,049,000)	8,077,788	(22,686,413)
Net change in unrealized appreciation (depreciation) of investments and futures contracts	(12,928,171)	30,931,703	(6,278,300)	20,574,735
Net increase (decrease) in net assets resulting from operations	2,485,904	(11,347,943)	1,568,647	(2,607,402)

CAPITAL SHARE TRANSACTIONS
Shares sold	68,508,308	91,271,140	37,128,501	148,158,278
Shares redeemed	(32,840,529)	(77,058,854)	(29,971,993)	(112,204,673)
Net increase (decrease) in net assets from capital share transactions	35,667,779	14,212,286	7,156,508	35,953,605
Total increase (decrease) in net assets	38,153,683	2,864,343	8,725,155	33,346,203

NET ASSETS
Beginning of Period	72,302,413	85,338,802	46,889,371	60,436,455
End of Period	$110,456,096	$88,203,145	$55,614,526	$93,782,658

See accompanying notes to financial statements.

VS Trust

Statement of Changes in Net Assets

For the Nine Months Ended September 30, 2023 and September 30, 2022 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Nine Months Ended	Nine Months Ended	For the Period Ended	For the Period Ended
	September 30, 2023	September 30, 2023	September 30, 2022^	September 30, 2022^
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment loss	$(862,545)	$(984,822)	$(475,413)	$(678,112)
Net realized gain (loss) on investments and futures contracts	58,190,096	(228,151,397)	3,500,659	(15,158,418)
Net change in unrealized appreciation (depreciation) of investments and futures contracts	(7,565,698)	20,344,189	(5,577,769)	20,593,993
Net increase (decrease) in net assets resulting from operations	49,761,853	(208,792,030)	(2,552,524)	4,757,463

CAPITAL SHARE TRANSACTIONS
Shares sold	187,008,767	369,331,697	169,115,707	252,892,858
Shares redeemed	(172,693,127)	(197,825,288)	(110,948,657)	(163,867,663)
Net increase (decrease) in net assets from capital share transactions	14,315,640	171,506,409	58,167,050	89,025,195
Total increase (decrease) in net assets	64,077,493	(37,285,621)	55,614,526	93,782,658

NET ASSETS
Beginning of Period	46,378,603	125,488,766	-	-
End of Period	$110,456,096	$88,203,145	$55,614,526	$93,782,658

^	The Fund commenced operations on March 28, 2022.

See accompanying notes to financial statements.

VS Trust

Statements of Cash Flows

For the Three Months Ended September 30, 2023 and September 30, 2022 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	September 30, 2023	September 30, 2023	September 30, 2022	September 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$2,485,904	$(11,347,943)	$1,568,647	$(2,607,402)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Purchase of investments	(113,633,779)	(133,007,714)	(73,580,457)	(189,402,007)
Proceeds from sales or maturities of investments held	105,960,099	118,168,760	65,379,064	175,315,240
Decrease (Increase) in Deposits at broker for futures contracts	(35,708,583)	28,009,343	3,665,556	(16,108,875)
Decrease (Increase) in Variation margin receivable	1,242,108	(1,945,302)	-	(1,274,983)
Decrease (Increase) in interest receivable	(26,812)	(47,053)	(13,363)	(57,469)
Decrease (Increase) in other receivables	253	(1,521)	(1,333)	-
Decrease (Increase) in Prepaid expenses and other assets	9,391	(16,431)	-	-
Decrease (Increase) in Due from Other	-	-	-	(4,743,330)
Increase (Decrease) in Due to Custodian	(1,023,713)	(2,874,781)	575,655	264,682
Increase (Decrease) in Due to Other	-	6	-	-
Increase (Decrease) in Variation margin payable	1,327,607	(3,406,049)	191,690	-
Increase (Decrease) in Payable to Sponsor	41,257	(13,210)	(17,753)	107,134
Increase (Decrease) in Administrative, accounting and custodian fees payable	3,262	7,567	16,555	27,319
Increase (Decrease) in Professional fees payable	34,701	33,913	55,336	56,798
Increase (Decrease) in Licensing and registration fees payable	10,872	14,275	14,922	21,029
Net cash provided by (used in) operating activities	(39,277,433)	(6,426,140)	(2,145,481)	(38,401,864)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold, net of cost from shares purchased	72,117,962	85,350,046	32,683,591	150,498,756
Cost of shares redeemed	(32,840,529)	(78,923,906)	(34,077,640)	(112,204,673)
Net cash provided by (used in) financing activities	39,277,433	6,426,140	(1,394,049)	38,294,083

NET INCREASE (DECREASE) IN CASH	-	-	(3,539,530)	(107,781)
Beginning of Period	-	-	3,539,530	107,781
End of Period	$-	$-	$-	$-

See accompanying notes to financial statements.

VS Trust

Statements of Cash Flows

For the Nine Months Ended September 30, 2023 and September 30, 2022 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Nine Months Ended	Nine Months Ended	For the Period Ended	For the Period Ended
	September 30, 2023	September 30, 2023	September 30, 2022^	September 30, 2022^
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$49,761,853	$(208,792,030)	$(2,552,524)	$4,757,463
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Purchase of investments	(340,725,312)	(442,361,238)	(160,823,700)	(250,370,760)
Proceeds from sales or maturities of investments held	333,051,632	426,255,022	144,330,975	219,134,233
Decrease (Increase) in Deposits at broker for futures contracts	(56,267,842)	59,527,835	(36,207,427)	(56,663,638)
Decrease (Increase) in Variation margin receivable	-	(1,114,462)	-	(2,708,079)
Decrease (Increase) in interest receivable	(27,106)	(61,922)	(22,965)	(69,844)
Decrease (Increase) in other receivables	571	(1,502)	-	-
Decrease (Increase) in Prepaid expenses and other assets	(14,694)	(26,532)	-	-
Decrease (Increase) in Due from Other	-	-	-	(3,727,069)
Increase (Decrease) in Due to Custodian	-	6	575,655	264,682
Increase (Decrease) in Due to Other	-	-	-	-
Increase (Decrease) in Variation margin payable	1,140,577	-	774,721	-
Increase (Decrease) in Payable to Sponsor	57,503	(51,198)	44,372	177,469
Increase (Decrease) in Administrative, accounting and custodian fees payable	2,099	5,707	38,976	49,916
Increase (Decrease) in Professional fees payable	78,459	76,534	70,547	71,973
Increase (Decrease) in Licensing and registration fees payable	25,038	42,143	50,564	58,460
Net cash provided by (used in) operating activities	(12,917,222)	(166,501,637)	(53,722,139)	(89,025,193)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold, net of cost from shares purchased	187,008,767	364,326,925	164,670,796	252,892,856
Cost of shares redeemed	(174,596,145)	(197,825,288)	(110,948,657)	(163,867,663)
Net cash provided by (used in) financing activities	12,412,622	166,501,637	53,722,139	89,025,193

NET INCREASE (DECREASE) IN CASH	(504,600)	-	-	-
Beginning of Period	504,600	-	-	-
End of Period	$-	$-	$-	$-

^	The Fund commenced operations on March 28, 2022.

See accompanying notes to financial statements.

-1x Short VIX Futures ETF

Schedule of Investments

September 30, 2023 (Unaudited)

Shares		Fair Value
SHORT TERM INVESTMENT - 6.95%
Money Market Fund - 6.95%
7,673,680	First American Government Obligations Fund, 5.01% (a)	$7,673,680
	TOTAL SHORT TERM INVESTMENT (Cost $7,673,680)	$7,673,680

	TOTAL INVESTMENTS (Cost $7,673,680) 6.95%	$7,673,680
	Other Assets in Excess of Liabilities - 93.05% (b)	102,782,416
	TOTAL NET ASSETS - 100.0%	$110,456,096

Percentages are stated as a percent of net assets.

(a)	Represents annualized seven-day yield at September 30, 2023.
(b)	$104,412,396 of cash is pledged as collateral for futures contracts.

-1x Short VIX Futures ETF

Short Futures Contracts

September 30, 2023 (Unaudited)

Contracts		Unrealized Appreciation/ (Depreciation)
(2,472)	CBOE VIX Futures	$(460,721)
	Expiring November 2023 (Underlying Face Amount at Market Value $44,891,520)
(3,709)	CBOE VIX Futures	(5,948,871)
	Expiring October 2023 (Underlying Face Amount at Market Value $65,538,030)
		$(6,409,592)

See accompanying notes to financial statements.

-1x Short VIX Futures ETF

Schedule of Investments

December 31, 2022

Cash - 1.1% (a)	$504,600
Other assets in excess of liabilities - 98.9% (a)	45,874,003
TOTAL NET ASSETS - 100%	$46,378,603

(a)	$48,144,554 of cash os pledged as collateral for futures contracts

-1x Short VIX Futures ETF

Short Futures Contracts

December 31, 2022

Contracts		Unrealized Appreciation/ (Depreciation)
(1,150)	CBOE VIX Futures	$1,058,570
	Expiring January 2023 (Underlying Face Amount at Market Value $26,634,000)
(804)	CBOE VIX Futures	97,536
	Expiring February 2023 (Underlying Face Amount at Market Value $19,754,280)	$1,156,106

See accompanying notes to financial statements.

2x Long VIX Futures ETF

Schedule of Investments

September 30, 2023 (Unaudited)

Shares		Fair Value
SHORT TERM INVESTMENT - 27.61%
Money Market Fund - 27.61%
24,356,501	First American Government Obligations Fund, 5.00% (a)	$24,356,501
	TOTAL SHORT TERM INVESTMENT (Cost $24,356,501)	24,356,501

	TOTAL INVESTMENTS (Cost $24,356,501) 27.61%	24,356,501
	Other Assets in Excess of Liabilities - 72.39% (b)	63,846,644
	TOTAL NET ASSETS - 100.0%	$88,203,145

Percentages are stated as a percent of net assets.

(a)	Represents annualized seven-day yield at September 30, 2023.
(b)	$55,293,437 of cash is pledged as collateral for futures contracts.

2x Long VIX Futures ETF

Long Futures Contracts

September 30, 2023 (Unaudited)

Contracts		Unrealized Appreciation/ (Depreciation)
3,945	CBOE VIX Futures	$674,595
	Expiring November 2023 (Underlying Face Amount at Market Value $71,641,200)
5,918	CBOE VIX Futures	10,466,072
	Expiring October 2023 (Underlying Face Amount at Market Value $104,571,060)	$11,140,667

See accompanying notes to financial statements.

2x Long VIX Futures ETF

Schedule of Investments

December 31, 2022

Shares		Fair Value
SHORT TERM INVESTMENT - 6.57%
Money Market Fund - 6.57%
8,250,285	First American Government Obligations Fund, 4.105% (a)	$8,250,285
	TOTAL SHORT TERM INVESTMENT (Cost $8,250,285)	$8,250,285

	TOTAL INVESTMENTS(Cost $8,250,285) - 6.57%	$8,250,285
	Other Assets in Excess of Liabilities - 93.43% (b)	117,238,481
	TOTAL NET ASSETS - 100.0%	$125,488,766

Percentages are stated as a percent of net assets.

(a)	Represents annualized seven-day yield at December 31, 2022
(b)	$114,821,272 of cash is pledged as collateral for futures contracts.

2x Long VIX Futures ETF

Long Futures Contracts

December 31, 2022

Contracts		Unrealized Appreciation/ (Depreciation)
6,221	CBOE VIX Futures	$(8,416,975)
	Expiring January 2023 (Underlying Face Amount at Market Value $144,078,360)
4,355	CBOE VIX Futures	(786,547)
	Expiring February 2023 (Underlying Face Amount at Market Value $107,002,350)	$(9,203,522)

See accompanying notes to financial statements.

VS Trust

NOTES TO FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

NOTE 1 – ORGANIZATION

VS Trust (the “Trust”) is a Delaware statutory trust formed on October 24, 2019 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of September 30, 2023, the following two series of the Trust have commenced investment operations: -1x Short VIX Futures ETF (“SVIX”) and 2x Long VIX Futures ETF (“UVIX”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the Cboe BZX Exchange (“Cboe BZX”).

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

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statements of Financial Condition dated September 30, 2023 and December 31, 2022 and represents cash, but does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the three months ended September 30, 2023 were typically as follows. All times are Eastern Standard Time:

	Create/Redeem	NAV Calculation	NAV
Fund	Cut-off*(EST)	Time (EST)	Calculation Date
-1x Short VIX Futures ETF and	2:00 p.m.	4:00 p.m.	September 30, 2023
2x Long VIX Futures ETF	2:00 p.m.	4:00 p.m.	September 30, 2023

*	Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended September 30, 2023.

Market value per Share is determined at the close of Cboe BZX and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the three months ended September 30, 2023.

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

The following table summarizes the valuation of investments at September 30, 2023 (unaudited) and December 31, 2022 using the fair value hierarchy:

	September 30, 2023 (Unaudited)			December 31, 2022
Fund	Level 1 - Money Market Fund	Level 2 - Futures Contracts*	Total September 30, 2023	Level 1 - Money Market Fund	Level 2 - Futures Contracts*	Total December 31, 2022
-1x Short VIX Futures ETF	$7,673,680	$(6,409,592)	$1,264,088	$-	$1,156,106	$1,156,106
2x Long VIX Futures ETF	$24,356,501	11,140,667	35,497,168	8,250,285	(9,203,522)	(953,237)
Total Trust	$32,030,181	$4,731,075	$36,761,256	$8,250,285	$(8,047,416)	$202,869

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

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

Brokerage Commissions and Futures Account Fees

Each Fund pays its respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission (“CFTC”) regulated investments. The effects of trading spreads, financing costs/fees associated with Financial Instruments, and costs relating to the purchase of U.S. Treasury securities or similar high credit quality short-term fixed-income would also be borne by the Funds. Brokerage commissions on futures contracts are recognized on a half-turn basis (e.g., the first half is recognized when the contract is purchased (opened) and the second half is recognized when the transaction is closed). ). The Sponsor is currently paying brokerage commissions on VIX futures contracts for the Funds that exceed variable create/redeem fees collected by more than 0.29% and 0.19%, for SVIX and UVIX, respectively, of each Fund’s average net assets annually.

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

Fair Values of Derivative Instruments as of September 30, 2023 (Unaudited)
		Asset Derivatives		Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation*	Statements of Financial Condition Location	Unrealized Depreciation*
VIX Futures Contracts
	-1x Short VIX Futures ETF		$-		$(6,409,592)
	2x Long VIX Futures ETF		11,140,667		-
	Total Trust		$11,140,667		$(6,409,592

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

Fair Values of Derivative Instruments as of December 31, 2022
		Asset Derivatives		Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation*	Statements of Financial Condition Location	Unrealized Depreciation*
VIX Futures Contracts
	-1x Short VIX Futures ETF		$1,156,106		$-
	2x Long VIX Futures ETF		-		(9,203,522)
	Total Trust		$1,156,106		$(9,203,522)

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

The Effect of Derivative Instruments on the Statement of Operations
For the Three Months Ended September 30, 2023 (Unaudited) and September 30, 2022 (Unaudited)

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income September 30, 2023	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income September 30, 2023*	Realized Gain (Loss) on Derivatives Recognized in Income September 30, 2022	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income Sepetember 30, 2022*
VIX Futures Contracts	Net realized gain (loss) on futures contracts/changes in unrealized appreciation (depreciation) on futures contracts
		-1x Short VIX Futures ETF	$15,738,591	$(12,928,171)	$8,077,788	$(6,278,300)
		2x Long VIX Futures ETF	(42,049,000)	30,931,703	(22,686,413)	20,574,735
		Total Trust	$(26,310,409)	$18,003,532	$(14,608,625)	$14,296,435

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

The Effect of Derivative Instruments on the Statement of Operations
For the Nine Months Ended September 30, 2023 (Unaudited) and September 30, 2022^ (Unaudited)

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income September 30, 2023	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income September 30, 2023*	Realized Gain (Loss) on Derivatives Recognized in Income September 30, 2022	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income September 30, 2022*
VIX Futures Contracts	Net realized gain (loss) on futures contracts/changes in unrealized appreciation (depreciation) on futures contracts
		-1x Short VIX Futures ETF	$58,190,096	$(7,565,698)	$3,500,659	$(5,577,769)
		2x Long VIX Futures ETF	(228,151,397)	20,344,189	(15,158,418)	20,593,993
		Total Trust	$(169,961,301)	$12,778,491	$(11,657,759)	$15,016,224

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.
^	The Fund commenced operations on March 28, 2022.

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of September 30, 2023 and December 31, 2022.

Fair Values of Derivative Instruments as of September 30, 2023 (Unaudited)

	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
-1x Short VIX Futures ETF	$-	$-	$-	$1,327,607	$-	$1,327,607
2x Long VIX Futures ETF	1,945,302	-	1,945,302	-	-	-

Fair Values of Derivative Instruments as of December 31, 2022

	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
-1x Short VIX Futures ETF	$-	$-	$-	$187,030	$-	$187,030
2x Long VIX Futures ETF	830,840	-	830,840	-	-	-

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at September 30, 2023 and December 31, 2022. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of September 30, 2023 (Unaudited)

Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
-1x Short VIX Futures ETF	$(1,327,607)	$-	$-	$(1,327,607)
2x Long VIX Futures ETF	1,945,302	-	-	1,945,302

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2022

Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
-1x Short VIX Futures ETF	$(187,030)	$-	$-	$(187,030)
2x Long VIX Futures ETF	830,840	-	-	830,840

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

Pursuant to the Sponsor Agreement between Sponsor and the Trust, on behalf of the Funds, the Sponsor oversees and pays Penserra Capital Management, LLC. (“Commodity Sub-Adviser”) for its services as Commodity Sub-Adviser. The Commodity Sub-Adviser is paid by the Sponsor an annual sub-advisory fee of 0.20% based on each Fund’s average daily net assets (total assets of the Fund, minus the sum of its accrued liabilities). The Funds do not directly pay the Commodity Sub-Adviser.

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

Transaction fees for the three months ended September 30, 2023 and September 30, 2022 were as follows:

Fund	Three Months Ended September 30, 2023 (Unaudited)	Three Months Ended September 30, 2022 (Unaudited)
-1x Short VIX Futures ETF	$30,396	$20,124
2x Long VIX Futures ETF	50,484	78,086
Total Trust	$80,880	$98,210

Transaction fees for the nine months ended September 30, 2023 and September 30, 2022 were as follows:

Fund	Nine Months Ended September 30, 2023 (Unaudited)	Period Ended September 30, 2022^ (Unaudited)
-1x Short VIX Futures ETF	$107,878	$83,994
2x Long VIX Futures ETF	170,097	124,991
Total Trust	$277,975	$208,985

^	The Fund commenced operations on March 28, 2022.

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data is for a Share outstanding throughout the Three Months Ended September 30, 2023 (Unaudited) and September 30, 2022 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	September 30, 2023	September 30, 2023	September 30, 2022	September 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Asset Value, Beginning of Period	$28.13	$4.44	$10.40	$85.60
Net investment loss (1)	(0.11)	(0.01)	(0.06)	(2.38)
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts (2)	0.01	(0.96)	(0.00)	(13.87)
Net Increase (Decrease) in Net Asset Value Resulting from Operations	(0.10)	(0.97)	(0.06)	(16.25)
Net Asset Value, End of Period	$28.03	$3.47	$10.34	$69.35
Market Value Per Share, at September 30, 2023 and September 30, 2022	$27.88	$3.49	$10.52	$67.00
Total Return at Net Asset Value (4)	-0.36%	-21.85%	-0.58%	-18.97%
Total Return at Market Value (4)	-0.68%	-21.75%	-0.87%	-18.21%

Ratios to Average Net Assets: (5)
Expense ratio (6)	1.89%	2.21%	2.34%	2.35%
Net Investment Loss	-1.49%	-1.04%	-2.06%	-1.93%

(1)	Net investment loss per share represents net investment loss divided by the daily average shares of beneficial interest outstanding during the period.
(2)	Due to timing of capital share transactions, per share amounts may not compare with amounts appearing elsewhere within these Financial Statements.
(3)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
(4)	Percentages are not annualized for the period ended September 30, 2023 and September 30, 2022
(5)	Percentages are annualized.
(6)	The expense ratio would be 1.89% and 2.21% respectively, for the three months ended September 30, 2023, and 2.23% and 2.27% for the three months ended September 30, 2022 if brokerage commissions and futures and futures account fees were excluded.

See accompanying notes to financial statements.

Selected data is for a Share outstanding throughout the Nine Months Ended September 30, 2023 (Unaudited) and September 30, 2022 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Nine Months Ended	Nine Months Ended	For the Period Ended	For the Period Ended
	September 30, 2023	September 30, 2023	September 30, 2022^	September 30, 2022^
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Asset Value, Beginning of Period	$14.63	$29.25	$15.00	$75.00
Net investment loss (1)	(0.27)	(0.07)	(0.12)	(0.60)
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts (2)	13.67	(25.71)	(4.54)	(5.05)
Net Increase (Decrease) in Net Asset Value Resulting from Operations	13.40	(25.78)	(4.66)	(5.65)
Net Asset Value, End of Period	$28.03	$3.47	$10.34	$69.35
Market Value Per Share, at September 30, 2023 and September 30, 2022	$27.88	$3.49	$10.52	$67.00
Total Return at Net Asset Value (4)	91.59%	-88.14%	-31.07%	-7.53%
Total Return at Market Value (4)	90.18%	-88.01%	-29.87%	-10.67%

Ratios to Average Net Assets: (5)
Expense ratio (6)	2.10%	2.15%	2.33%	2.34%
Net Investment Loss	-1.69%	-1.26%	-2.06%	-1.93%

^	The Fund commenced operations on March 28, 2022.

(1)	Net investment loss per share represents net investment loss divided by the daily average shares of beneficial interest outstanding during the period.
(2)	Due to timing of capital share transactions, per share amounts may not compare with amounts appearing elsewhere within these Financial Statements.
(3)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
(4)	Percentages are not annualized for the periods ended September 30, 2023 and September 30, 2022
(5)	Percentages are annualized.
(6)	The expense ratio would be 2.08% and 2.15% respectively, for the nine months ended September 30, 2023, and 2.23% and 2.27% for the period ended September 30, 2022, if brokerage commissions and futures and futures account fees were excluded.

See accompanying notes to financial statements.

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

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated the possibility of subsequent events existing in the Trust’s and the Funds’ financial statements through the date the financial statements were issued. On September 22, 2023, the Trust announced a 1-for-10 reverse share split (a “Reverse Split”) of the shares of beneficial interest of 2x Long VIX Futures ETF (ticker symbol: UVIX). The Reverse Split was effective prior to market open on October 11, 2023, when the fund began trading at its post-split price. The Reverse Split increased the price per share of the fund with a proportionate decrease in the number of shares outstanding. Therefore, the Reverse Split did not change the aggregate net asset value of a shareholder’s investment at the time of the Reverse Split.

For UVIX shareholders who held a quantity of shares that was not an exact multiple of the Reverse Split ratio (i.e., not a multiple of 10), the Reverse Split resulted in the creation of a fractional share. Post-Reverse Split fractional shares were made available to be redeemed for cash and sent to the shareholder’s broker of record. This redemption may have caused some shareholders to realize gains or losses, which could have been a taxable event for those shareholders.

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

Interest Income for the three months ended September 30, 2023 and September 30, 2022 were as follows:

Fund	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
-1x Short VIX Futures ETF	$86,183	$43,411
2x Long VIX Futures ETF	257,541	126,917
Total Trust	$343,724	$170,328

Interest Income for the nine months ended September 30, 2023 and September 30, 2022 were as follows:

Fund	Nine Months Ended September 30, 2023	For the Period Ended September 30, 2022^
-1x Short VIX Futures ETF	$207,714	$62,395
2x Long VIX Futures ETF	691,812	143,699
Total Trust	$899,526	$206,094

^	The Fund commenced operations on March 28, 2022.

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

For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended September 30, 2023.

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

The tables below provide information about each Fund’s Financial Instruments. As of September 30, 2023 and December 31, 2022, each of the Fund’s positions were as follows:

-1x Short VIX Futures ETF

As of September 30, 2023, SVIX was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of September 30, 2023 and December 31, 2022, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	November, 2023	(2,472)	18.16	1,000	(44,891,520)
VIX Futures (Cboe)	Short	October, 2023	(3,709)	17.67	1,000	(65,538,030)

Futures Positions as of December 31, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	January, 2023	(1,150)	$23.16	1,000	$(26,634,000)
VIX Futures (Cboe)	Short	February, 2023	(804)	24.57	1,000	(19,754,280)

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

2x Long VIX Futures ETF

As of September 30, 2023, UVIX was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2023 and December 31, 2022, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	November, 2023	3,945	18.16	1,000	71,641,200
VIX Futures (Cboe)	Long	October, 2023	5,918	17.67	1,000	104,571,060

Futures Positions as of December 31, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January, 2023	6,221	$23.16	1,000	$144,078,360
VIX Futures (Cboe)	Long	February, 2023	4,355	24.57	1,000	107,002,350

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	None.

b)	Not applicable.

Title of Securities Registered	Amount Registered as of September 30, 2023	Shares Sold For the Three Months Ended September 30, 2023	Sale Price of Shares Sold For the Three Months Ended September 30, 2023
-1x Short VIX Futures ETF	Unlimited	2,480,000	68,508,308
2x Long VIX Futures ETF	Unlimited	26,690,000	91,271,140
Total Trust		29,170,000	159,779,448

Title of Securities Registered	Amount Registered as of September 30, 2023	Shares Sold For the Nine Months Ended September 30, 2023	Sale Price of Shares Sold For the Nine Months Ended September 30, 2023
-1x Short VIX Futures ETF	Unlimited	9,640,000	187,008,767
2x Long VIX Futures ETF	Unlimited	49,370,000	369,331,697
Total Trust		59,010,000	556,340,464

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

Date: November 15, 2023

/s/ Justin Young
By:	Justin Young
Principal Financial and Accounting Officer

Date: November 15, 2023