Form 10-K
period 2023-12-31
VS Trust
filed 2024-03-29
CIK 1793497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2023.

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

As of February 29, 2024, the registrant had 10,374,975 shares of common stock, $0 par value per share, outstanding.

The aggregate market value of each Fund’s units held by non-affiliates as of June 30, 2023 and the number of outstanding units for each Fund as of February 29, 2024, are included in the table below.

Fund	Aggregate Market Value of the Fund’s Units Held by Non-Affiliates as of June 30, 2023	Number of Outstanding Units as of February 29, 2024
-1x Short VIX Futures ETF	$72,302,413	3,160,000
2x Long VIX Futures ETF	$85,338,802	7,214,975
Total	$157,641,215

DOCUMENTS INCORPORATED BY REFERENCE:

None.

THE FINANCIAL STATEMENT SCHEDULES CONTAINED IN PART IV OF THIS ANNUAL REPORT ON FORM 10-K CONSTITUTE THE ANNUAL REPORT WITH RESPECT TO THE COMMODITY POOLS FOR PURPOSES OF COMMODITY FUTURES TRADING COMMISSION RULE 4.22(C)

VS Trust

i

Part I.

Item 1. Business.

Summary

VS Trust (the “Trust”) is a Delaware statutory trust formed on October 24, 2019 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of December 31, 2023, the following two series of the Trust have commenced investment operations: -1x Short VIX Futures ETF (“SVIX”) and 2x Long VIX Futures ETF (“UVIX”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the Cboe BZX Exchange (“Cboe BZX”).

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

Penserra Capital Management, LLC (the “Commodity Sub-Adviser”) serves as the Funds’ sub-adviser (the “Commodity Sub-Adviser”) and provides sub-advisory services to each Fund pursuant to a commodity sub-advisory agreement (the “Commodity Sub-Advisory Agreement”). Prior to November 1, 2022, Milliman FRM served as the Funds’ commodity sub-adviser.

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

The Sponsor maintains a website at www.volatilityshares.com, through which monthly account statements and the Trust’s Annual Report on Form 10- K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), can be accessed free of charge, as soon as reasonably practicable after such material is electronically file with, or furnished to, the U.S. Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

An important consequence of the spot/forward relationship between the VIX and VIX futures contracts (and therefore between the VIX and A Fund) that investors should understand is that the price of a VIX futures contract can be lower, equal to or higher than the VIX, depending on whether the market expects volatility to be lower, equal to or higher in the 30-day forward period covered by the VIX futures contract than in the 30- day spot period covered by the VIX. Therefore the performance of VIX Futures contracts should be expected to be very different than the performance of the VIX as there is no direct relationship between the two measures. As a result, since the performance of a Fund is linked to the performance of the VIX futures contracts included in the Index, a Fund should be expected to perform very differently from the VIX (or -1x or 2x thereof).

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

The Sponsor recognizes the importance of managing cybersecurity risks to protect its business operations, clients, and stakeholders. The Sponsor has implemented a comprehensive Cybersecurity Policies and Procedures Plan for the Funds, which outlines our approach to identifying, assessing, and mitigating cybersecurity threats and vulnerabilities in alignment with industry standards and best practices.

Risk Management and Strategy

Cybersecurity Risk Assessment and Management: The Funds have established a risk-based cybersecurity framework to manage cybersecurity risks effectively. This framework includes regular assessments of its information systems, physical and virtual infrastructure, and the data therein, to identify potential cybersecurity threats and vulnerabilities. Our cybersecurity strategy is integrated into the Funds’ overall risk management processes, with specific consideration given to the confidentiality, integrity, and availability of our information systems.

Third-Party Service Providers: The Funds engage with various third-party service providers for critical operations and services. The Sponsor conducts rigorous cybersecurity risk assessments of all vendors and business partners with access to our networks or sensitive information. These assessments ensure that third-party cybersecurity policies are robust and align with our cybersecurity standards.

Material Impact of Cybersecurity Threats: To date, there have been no material cybersecurity incidents that have significantly impacted the Funds’ business strategies, results of operations, or financial condition. The Sponsor continues to monitor our systems and processes to mitigate potential cybersecurity risks actively.

Governance

Sponsor Oversight: The Sponsor of the Fund has a fundamental role in overseeing the Funds’ cybersecurity risk management. The Sponsor receives regular updates on cybersecurity matters from management and third-party service providers, ensuring that cybersecurity risks are managed proactively at the highest level of the organization.

Management’s Role: Our Chief Compliance Officer, Chang Kim, is responsible for overseeing the development, implementation, and ongoing management of the Fund’s Cybersecurity Policies and Procedures including the monitoring of our systems for potential cybersecurity events and the implementation of preventive and mitigative measures.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a)	The Shares of each Fund that has commenced investment operations are listed in the accompanying table. The dates the Shares of each Fund began trading, their symbols and their primary listing exchange are indicated below:

Fund	Commencement of Operations	Ticker Symbol	Name of each exchange on which registered
-1x Short VIX Futures ETF	28-Mar-22	SVIX	Cboe BZX Exchange
2x Long VIX Futures ETF	28-Mar-22	UVIX	Cboe BZX Exchange

The approximate number of holders of the Shares of each Fund as of December 31, 2023 was as follows:

Fund	Number of Holders
-1x Short VIX Futures ETF	3,310,000
2x Long VIX Futures ETF	5,074,975
Combined Trust:	8,384,975

The Funds made no distributions to Shareholders during the fiscal year ended December 31, 2023. The Funds have no obligation to make periodic distributions to Shareholders.

The approximate number of holders of the Shares of each Fund as of December 31, 2022 was as follows:

Fund	Number of Holders
-1x Short VIX Futures ETF	3,170,000
2x Long VIX Futures ETF(1)	429,000
Combined Trust:	3,599,000

(1)	For 2x Long VIX Futures ETF, shares have been adjusted to reflect a 1:5 reverse stock split occurring on January 25, 2023 and a 1:10 reverse stock split occurring on October 11, 2023, as if they occurred at the commencement of operations.

The Funds made no distributions to Shareholders during the fiscal year ended December 31, 2022. The Funds have no obligation to make periodic distributions to Shareholders.

b)	The following tables reflect the shares sold and the sale price of the shares sold for three months and for the year ended December 31, 2023 and December 31, 2022.

Title of Securities Registered	Amount Registered as of December 31, 2023	Shares Sold For the Three Months Ended December 31, 2023(1)	Sale Price of Shares Sold For the Three Months Ended December 31, 2023	Shares Sold For the Year Ended December 31, 2023(1)	Sale Price of Shares Sold For the Year Ended December 31, 2023
-1x Short VIX Futures ETF
Common Units of Beneficial Interest	An indeterminant amount of securities	3,480,000	$95,149,781	13,120,000	$282,198,849
2x Long VIX Futures ETF
Common Units of Beneficial Interest	An indeterminant amount of securities	4,540,000	100,236,544	9,477,000	469,583,438

(1)	For 2x Long VIX Futures ETF, shares have been adjusted to reflect a 1:5 reverse stock split occurring on January 25, 2023 and a 1:10 reverse stock split occurring on October 11, 2023, as if they occurred at the commencement of operations.

Title of Securities Registered	Amount Registered as of December 31, 2022	Shares Sold For the Three Months Ended December 31, 2022(1)	Sale Price of Shares Sold For the Three Months Ended December 31, 2022	Shares Sold For the Year Ended December 31, 2022(1)	Sale Price of Shares Sold For the Year Ended December 31, 2022
-1x Short VIX Futures ETF
Common Units of Beneficial Interest	An indeterminant amount of securities	1,720,000	$20,649,395	16,980,000	$189,786,132
2x Long VIX Futures ETF
Common Units of Beneficial Interest	An indeterminant amount of securities	356,600	146,749,592	727,800	399,696,269

(1)	For 2x Long VIX Futures ETF, shares have been adjusted to reflect a 1:5 reverse stock split occurring on January 25, 2023 and a 1:10 reverse stock split occurring on October 11, 2023, as if they occurred at the commencement of operations.

c)	From October 1, 2023 through December 31, 2023, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed(1)	Average Price Per Share
-1x Short VIX Futures ETF
10/01/2023 to 10/31/2023	(180,000)	$25.82
11/01/2023 to 11/30/2023	(3,060,000)	31.79
12/01/2023 to 12/31/2023	(870,000)	36.82
2x Long VIX Futures ETF
10/01/2023 to 10/31/2023	(667,025)	38.26
11/01/2023 to 11/30/2023	(310,000)	21.02
12/01/2023 to 12/31/2023	(1,030,000)	15.91

(1)	For 2x Long VIX Futures ETF, shares have been adjusted to reflect a 1:5 reverse stock split occurring on January 25, 2023 and a 1:10 reverse stock split occurring on October 11, 2023, as if they occurred at the commencement of operations.

From October 1, 2022 through December 31, 2022, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed(1)	Average Price Per Share
-1x Short VIX Futures ETF
10/01/2022 to 10/31/2022	(1,700,000)	$11.48
11/01/2022 to 11/30/2022	(1,280,000)	12.66
12/01/2022 to 12/31/2022	(950,000)	14.47
2x Long VIX Futures ETF
10/01/2022 to 10/31/2022	(35,800)	650.50
11/01/2022 to 11/30/2022	(5,000)	441.00
12/01/2022 to 12/31/2022	(22,000)	325.50

(1)	For 2x Long VIX Futures ETF, shares have been adjusted to reflect a 1:5 reverse stock split occurring on January 25, 2023 and a 1:10 reverse stock split occurring on October 11, 2023, as if they occurred at the commencement of operations.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to the financial statements included with this Annual Report on Form 10-K. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward- looking statements can be identified by terminology such as “will,” “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend,” “project,” “seek” or the negative of these terms or other comparable terminology. None of the Trust, the Sponsor, the Commodity Sub- Adviser, the Trustee, or the Administrator assumes responsibility for the accuracy or completeness of any forward-looking statements. Except as expressly required by federal securities laws, none of the Trust, the Sponsor, the Commodity Sub-Adviser, the Trustee, or the Administrator is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

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

Liquidity and Capital Resources

In order to collateralize derivatives positions, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the year ended December 31, 2023 and December 31, 2022, each of the Funds earned total income as follows:

Fund	Total Income Year Ended December 31, 2023	Total Income Year Ended December 31, 2022
-1x Short VIX Futures ETF	$521,465	$134,777
2x Long VIX Futures ETF	967,916	306,187

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of February 29, 2024, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the year ended December 31, 2023.

Short-term investments are valued at amortized cost which approximates fair value for daily NAV purposes. For financial reporting purposes, short- term investments are valued at their market price using information provided by a third-party pricing service or market quotations.

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

Results of Operations for the Years Ended December 31, 2023 and December 31, 2022

-1x Short VIX Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the year ended December 31, 2023 and December 31, 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
NAV beginning of period	$46,378,603	$-
NAV end of period	$125,057,419	$46,378,603
Percentage change in NAV	170%	100%
Shares outstanding beginning of period	3,170,000	-
Shares outstanding end of period	3,310,000	3,170,000
Percentage change in shares outstanding	4%	100%
Shares created	13,120,000	16,980,000
Shares redeemed	(12,980,000)	(13,810,000)
Per share NAV beginning of period	$14.63	$15.00
Per share NAV end of period	$37.78	$14.63
Percentage change in per share NAV	158.24%	-2.5%
Percentage change in benchmark	174.77%	5.86%
Benchmark annualized volatility	56.21%	68.53%

The Fund’s inception of operation was March 28, 2022. Neither the Trust nor the Fund had any operations prior to March 28, 2022, other than matters relating to its organization and the registration of each series under the Securities Act of 1933.

During the year ended December 31, 2023, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the performance of the Short Index. The increase in the Fund’s NAV also resulted in part from an increase from 3,170,000 outstanding Shares at December 31, 2022 to 3,310,000 outstanding Shares at December 31, 2023. By comparison, during the year ended December 31, 2022, the increase in the Fund’s NAV resulted primarily from an increase of 3,170,000 outstanding Shares during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the performance of the Short Index.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2023 and December 31, 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net investment income (loss)	$(1,200,955)	$(737,456)
Management fee	1,180,598	489,398
Brokerage commissions / Futures account fees	33,299	41,169
Non-recurring fees and expenses	508,523	341,666
Net realized gain (loss)	98,694,527	16,573,828
Change in net unrealized appreciation (depreciation)	6,013,245	1,156,106
Net income (loss)	103,506,817	16,992,478

The Fund’s net income increased for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to a greater decrease in the value of the futures prices during the year ended December 31, 2023.

Futures Positions as of December 31, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE VIX FUTURE Jan24	Short	Jan-24	(5,055)	14.04	1,000	(70,972,200)
CBOE VIX FUTURE Feb24	Short	Feb-24	(3,538)	15.29	1,000	(54,096,020)

Futures Positions as of December 31, 2022(1)

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE VIX FUTURE Jan23	Short	Jan-23	(1,150)	$23.16	1,000	$(26,634,000)
CBOE VIX FUTURE Feb23	Short	Feb-23	(804)	24.57	1,000	(19,754,280)

(1)	The Fund commenced operations on March 28, 2022.

The December 31, 2023 and the December 31, 2022 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Short Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Short Index.

2x Long VIX Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the year ended December 31, 2023 and December 31, 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
NAV beginning of period	$125,488,766	$-
NAV end of period	$69,664,996	$125,488,766
Percentage change in NAV	-44%	100.0%
Shares outstanding beginning of period	429,000	-
Shares outstanding end of period	5,074,975	429,000
Percentage change in shares outstanding	1,083%	100%
Shares created	9,477,000	727,800
Shares redeemed	(4,831,025)	(298,800)
Per share NAV beginning of period	$292.51	$750.00
Per share NAV end of period	$13.73	$292.51
Percentage change in per share NAV	-95.3%	-61.0%
Percentage change in benchmark	-73.5%	-30.1%
Benchmark annualized volatility	56.21%	68.53%

The Fund’s inception of operation was March 28, 2022. Neither the Trust nor the Fund had any operations prior to March 28, 2022, other than matters relating to its organization and the registration of each series under the Securities Act of 1933.

During the year ended December 31, 2022, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the performance of the Long Index. The decrease in the Fund’s NAV was partially offset by an incase from 429,000 outstanding Shares at December 31, 2022 to 5,075,000 outstanding Shares at December 31, 2023. By comparison, during the year ended December 31, 2022, the increase in the Fund’s NAV resulted primarily from an increase of 21,450,000 outstanding Shares during the period. This increase was partially offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the performance of the Long Index.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2023 and December 31, 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net investment income (loss)	$(1,174,446)	$(1,191,352)
Management fee	1,618,811	1,004,754
Brokerage commissions / Futures account fees	3,834	43,638
Non-recurring fees and expenses	519,717	449,147
Net realized gain (loss)	(276,774,495)	(67,298,832)
Change in net unrealized appreciation (depreciation)	1,025,904	(9,203,522)
Net income (loss)	(276,923,037)	(77,693,706)

The Fund’s net income decreased for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to a greater decrease in the value of futures prices during the year ended December 31, 2023.

Futures Positions as of December 31, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE VIX FUTURE Jan24	Long	Jan-24	5,633	14.04	1,000	79,087,320
CBOE VIX FUTURE Feb24	Long	Feb-24	3,943	15.29	1,000	60,288,470

Futures Positions as of December 31, 2022(1)
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE VIX FUTURE Jan23	Long	Jan-23	6,221	$23.16	1,000	$144,078,360
CBOE VIX FUTURE Feb23	Long	Feb-23	4,355	24.57	1,000	107,002,350

(1)	The Fund commenced operations on March 28, 2022.

The December 31, 2023 and the December 31, 2022 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Long Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Long Index.

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

Item 8. Financial Statements and Supplementary Data.

Statement of Operations for the three month periods ended March 31, 2023, March 31, 2022, June 30, 2023, June 30, 2022, September 30, 2023, September 30, 2022, December 31, 2023, December 31, 2022 and the years ended December 31, 2023 and December 31, 2022 for each Fund, as applicable.

-1x Short VIX Futures ETF

	Three Months Ended (Unaudited)				Year Ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	December 31, 2023
Net investment income (loss)	$(245,278)	$(292,751)	$(324,516)	$(338,410)	$(1,200,955)
Net realized gain (loss)	5,287,054	37,164,451	15,738,591	40,504,431	98,694,527
Net unrealized gain (loss)	6,173,774	(811,301)	(12,928,171)	13,578,943	6,013,245
Net income (loss)	$11,215,550	$36,060,399	$2,485,904	$53,744,964	$103,506,817
Net increase (decrease) in net asset value per share	$1.92	$11.58	$(0.10)	$9.75	$23.15

	Three Months Ended (Unaudited)				Year Ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	December 31, 2022
Net investment income (loss)	$(1,793)	$(242,779)	$(230,841)	$(262,043)	$(737,456)
Net realized gain (loss)	(4,078)	(4,573,052)	8,077,788	13,073,170	16,573,828
Net unrealized gain (loss)	(135,277)	835,808	(6,278,300)	6,733,875	1,156,106
Net income (loss)	$(141,148)	$(3,980,023)	$1,568,647	$19,545,002	$16,992,478
Net increase (decrease) in net asset value per share	$(0.84)	$(3.76)	$(0.06)	$4.29	$(0.37)

2x Long VIX Futures ETF

	Three Months Ended (Unaudited)				Year Ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	December 31, 2023
Net investment income (loss)	$(394,807)	$(359,369)	$(230,646)	$(189,624)	$(1,174,446)
Net realized gain (loss)	(43,229,755)	(142,872,642)	(42,049,000)	(48,623,098)	(276,774,495)
Net unrealized gain (loss)	(6,212,853)	(4,374,661)	30,931,703	(19,318,285)	1,025,904
Net income (loss)	$(49,837,415)	$(147,606,672)	$(11,347,943)	$(68,131,007)	$(276,923,037)
Net increase (decrease) in net asset value per share	$(133.70)	$(114.40)	$(9.70)	$(20.98)	$(278.78)

	Three Months Ended (Unaudited)				Year Ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	December 31, 2022
Net investment income (loss)	$(1,777)	$(180,611)	$(495,723)	$(513,241)	$(1,191,352)
Net realized gain (loss)	(454)	7,528,449	(22,686,414)	(52,140,413)	(67,298,832)
Net unrealized gain (loss)	276,202	(256,944)	20,574,735	(29,797,515)	(9,203,522)
Net income (loss)	$273,971	$7,090,894	$(2,607,402)	$(82,451,169)	$(77,693,706)
Net increase (decrease) in net asset value per share	$1.64	$0.48	$(3.25)	$(8.02)	$(9.15)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of December 31, 2023, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, of the Trust as appropriate to allow timely decisions regarding required disclosure.

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

Management, including the principal executive officer and principal financial officer of the Trust, assessed the effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2023. Their assessment included an evaluation of the design of the Trust’s and the Funds’ internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Trust’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, management, including the principal executive officer and principal financial officer of the Trust, concluded that the Trust’s and the Funds’ internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

As of December 31, 2023, the Sponsor serves as the Trust’s commodity pool operator. Specifically, with respect to the Trust, the Sponsor:

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

Background and Principals

As of December 31, 2023, Volatility Shares LLC, the Sponsor, is a limited liability company formed in Delaware on July 25, 2019. The Sponsor was formed for the purpose of sponsoring volatility-linked exchange-traded funds, of which the Funds are the first. Prior to its engagement as Sponsor of the Funds, the Sponsor had no operating history.

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

As of December 31, 2023, the Commodity Sub-Adviser manages 100% of the Funds’ assets. The Commodity Sub-Adviser will be paid by the Sponsor an annual sub-advisory fee of 0.20% based on each Fund’s average daily net assets (total assets of the Fund, minus the sum of its accrued liabilities). The Funds do not directly pay the Commodity Sub-Adviser.

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

For the years ended December 31, 2023 and December 31, 2022, the following represents Management Fees earned by the Sponsor:

	Amount
	Year Ended December 31,
Fund	2023	2022
-1x Short VIX Futures ETF	$1,180,598	$489,398
2x Long VIX Futures ETF	1,618,811	1,004,754

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1)	to (4). Fees for services performed by Tait, Weller & Baker, LLP (“Tait Weller”) and PricewaterhouseCoopers LLP (PwC) for the years ended December 31, 2023 and December 31, 2022 were as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
-1x Short VIX Futures ETF
Audit Fees	$18,002	$17,962
Audit-Related Fees	-	-
Tax Fees	111,420	91,905
All Other Fees	-	-
	$129,422	$109,867
2x Long VIX Futures ETF
Audit Fees	$18,002	$17,962
Audit-Related Fees	-	-
Tax Fees	109,825	169,470
All Other Fees	-	-
	$127,827	$187,432

Combined Trust:	$257,249	$297,299

Audit fees for the year ended December 31, 2023 and December 31, 2022 consist of fees paid to Tait Weller for the audit of the Funds’ December 31, 2023 and December 31, 2022 annual financial statements included in the Annual Report on Form 10-K for the years ended December 31, 2023 and December 31, 2022, for the review of the financial statements included in each Form 10-Q, and for the audits of financial statements included with registration statements. Tax fees include certain tax compliance and reporting services provided by PricewaterhouseCoopers (“PwC”) to the Trust, including processing beneficial ownership information as it relates to the preparation of tax reporting packages and the subsequent delivery of related information to the IRS. Services also include assistance with tax reporting and related information using a web-based tax package product developed by PwC and a toll-free tax package support help line.

(5)	The Sponsor approved all of the services provided by Tait Weller and PwC described above. The Sponsor pre-approves all audit and allowed non- audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

Part IV.

Item 15. Exhibits and Financial Statement Schedules.

Financial Statement Schedules

See the Index to Financial Statements for a list of the financial statements being filed as part of this Annual Report on Form 10-K. Schedules may have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibit No.	Description of Document
3.1*	Restated Certificate of Trust
4.1**	Trust Agreement
4.2**	Form of Authorized Participant Agreement
4.3****	Description of Shares
10.1**	Form of Sponsor Agreement
10.2**	Form of Transfer Agency Services Agreement
10.3**	Form of Custodian Agreement
10.4**	Form of Marketing Agent Agreement
10.5**	Form of Futures Account Agreement
10.6**	Form of Administration Servicing Agreement
10.7**	Form of Sub-Administration Servicing Agreement
10.8**	Form of Fund Accounting Servicing Agreement
10.9***	Commodity Sub-Advisory Agreement
31.1****	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2****	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1****	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2****	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1****	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS****	Inline XBRL Instance Document.
101.SCH****	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.CAL****	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF****	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB****	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE****	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 ****	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated by reference to the Trust’s Registration Statement, filed on January 6, 2022.
**	Incorporated by reference to the Trust’s Registration Statement, filed on August 26, 2020
***	Incorporated by reference to the Trust’s Registration Statement, filed on September, 26, 2022.
****	Included herewith.

Item 16. Form 10-K Summary.

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VS TRUST

/s/ Justin Young
By:	Justin Young
Principal Executive Officer
Date: March 28, 2024

/s/ Justin Young
By:	Justin Young
Principal Financial and Accounting Officer
Date: March 28, 2024

VS TRUST

Financial Statements as of December 31, 2023 and December 31, 2022

Index

Documents	Page
Report of Independent Registered Public Accounting Firm (PCAOB number: 238)	F-2
Statements of Financial Condition, Schedule of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity and Statements of Cash Flows:	F-3-F6
-1x Short VIX Futures ETF	F-7
2x Long VIX Futures ETF	F-9
Combined VS Trust	F-11
Notes to Financial Statements	F-19

taitweller.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Management of the Trust’s Sponsor of

VS Trust

Opinion on the Financial Statements

We have audited the accompanying combined statements of assets and liabilities of VS Trust as of December 31, 2023 and 2022, and the related combined statements of operations, changes in net assets, and cash flows for the year ended December 31, 2023, and for the period March 28, 2022 (commencement of operations) through December 31, 2022 and the related notes (collectively referred to as the “combined financial statements”). In our opinion, the combined financial statements present fairly, in all material respects, the combined financial position of the Trust as of December 31, 2023 and 2022, and the results of their combined operations, combined changes in net assets, and combined cash flows for the periods stated above, in conformity with accounting principles generally accepted in the United States of America

We have also audited the accompanying statements of assets and liabilities of -1x Short VIX Futures ETF and 2x Long VIX Futures ETF (the “Funds”), each a series of VS Trust, including the schedules of investments as of December 31, 2023 and 2022, and the related statements of operations, changes in net assets, cash flows and the financial highlights for the year ended December 31, 2023, and for the period March 28, 2022 (commencement of operations) through December 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Funds as of December 31, 2023 and 2022, and the results of their operations, changes in net assets, cash flows and financial highlights for the periods stated above, in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

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

Our audits included performing procedures to assess the risks of material misstatement of the combined financial statements and financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined financial statements and financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined financial statements and financial statements. Our procedures included confirmation of securities owned as of December 31, 2023 and 2022 by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

TAIT, WELLER & BAKER LLP

Philadelphia, Pennsylvania

March 28, 2024

VS Trust

Statements of Assets and Liabilities

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	For the Year Ended	For the Year Ended	For the Period Ended	For the Period Ended
	December 31, 2023	December 31, 2023	December 31, 2022(1)	December 31, 2022(1)
ASSETS
Cash	$5,032,398	$-	$504,600	$-
Investments in securities, at value *	14,917,099	8,009,153	-	8,250,285
Interest receivable	117,866	58,172	12,909	50,483
Prepaid expenses and other assets	16,781	31,493	10,295	15,666
Receivable for shares sold	-	-	-	1,931,028
Deposits at Broker for Futures and Options Contracts	115,003,174	61,750,311	48,144,554	114,821,272
Variation margin receivable	-	148,593	-	830,840
Other receivable	2,839	-	571	579
Total Assets	$135,090,157	$69,997,722	$48,672,929	$125,900,153

LIABILITIES
Payables
Variation margin payable	$204,703	$-	$187,030	$-
Fund shares redeemed	9,447,400	-	1,903,018	-
Management fees payable	147,790	106,270	54,374	176,838
Administrative, accounting and custodian fees payable	28,065	25,429	15,869	19,957
Professional fees payable	154,412	133,724	125,274	203,411
Licensing and registration fees payable	50,368	67,303	8,761	11,181
Total Liabilities	10,032,738	332,726	2,294,326	411,387
NET ASSETS	$125,057,419	$69,664,996	$46,378,603	$125,488,766

NET ASSETS CONSIST OF:
Paid-in capital	$4,558,124	$424,281,739	$29,386,125	$203,182,472
Total distributable earnings (accumulated deficit)	120,499,295	(354,616,743)	16,992,478	(77,693,706)
Net Assets	$125,057,419	$69,664,996	$46,378,603	$125,488,766

Net Asset Value (unlimited shares authorized):
Class I (unlimited shares authorized):
Net Assets	$125,057,419	$69,664,996	$46,378,603	$125,488,766
Shares Outstanding^	3,310,000	5,074,975	3,170,000	429,000	(2)
Net Asset Value, Offering and Redemption Price per Share	$37.78	$13.73	$14.63	$292.51	(2)
Market Value per Share (Note 2)	$37.73	$13.73	$14.66	$291.00	(2)

*Investments in securities, at cost	$15,728,432	$8,009,153	$-	$8,250,285

^	No Par Value
(1)	The Fund commenced operations on March 28, 2022.
(2)	Adjusted to reflect 1:5 reverse stock split on January 25, 2023 and 1:10 reverse stock split on October 11, 2023.

See accompanying notes to the financial statements.

VS Trust

Statements of Operations

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	For the Year Ended	For the Year Ended	For the Period Ended	For the Period Ended
INVESTMENT INCOME	12/31/2023	12/31/2023	12/31/2022(1)	12/31/2022(1)
Income:
Dividends	$-	$-	$2	$7
Interest income	521,465	967,916	134,714	306,021
Other income	-	-	61	159
Total Income	521,465	967,916	134,777	306,187

Expenses:
Management fees	1,180,598	1,618,811	489,398	1,004,754
Administrative, accounting and custodian fees	111,470	117,864	40,782	55,759
Professional fees	323,667	323,138	240,079	318,741
Licensing and registration fees	73,386	78,715	60,805	74,647
Broker interest expense	33,299	3,834	41,169	43,638
Total Expenses	1,722,420	2,142,362	872,233	1,497,539
Net Investment loss	(1,200,955)	(1,174,446)	(737,456)	(1,191,352)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FUTURES CONTRACTS
Net realized gain (loss) on:
Short Term Investments	-	-	12	38
Options	(742,711)	-	-	-
Futures	99,437,238	(276,774,495)	16,573,816	(67,298,870)
Net change in unrealized appreciation (depreciation) of:
Options	(811,333)	-	-	-
Futures	6,824,578	1,025,904	1,156,106	(9,203,522)
Net realized and unrealized gain (loss) on investments and futures contracts	104,707,772	(275,748,591)	17,729,934	(76,502,354)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$103,506,817	$(276,923,037)	$16,992,478	$(77,693,706)

(1)	The Fund commenced operations on March 28, 2022.

See accompanying notes to financial statements.

VS Trust

Statements of Changes in Net Assets

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	For the Year Ended	For the Year Ended	For the Period Ended	For the Period Ended
	12/31/2023	12/31/2023	12/31/2022(1)	12/31/2022(1)
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment loss	$(1,200,955)	$(1,174,446)	$(737,456)	$(1,191,352)
Net realized gain (loss) on investments and futures contracts	98,694,527	(276,774,495)	16,573,828	(67,298,832)
Net change in unrealized appreciation (depreciation) of investments and futures contracts	6,013,245	1,025,904	1,156,106	(9,203,522)
Net increase (decrease) in net assets resulting from operations	103,506,817	(276,923,037)	16,992,478	(77,693,706)

CAPITAL SHARE TRANSACTIONS
Shares sold	282,198,849	469,583,438	189,786,132	399,696,269
Shares redeemed	(307,026,850)	(248,484,171)	(160,400,007)	(196,513,797)
Net increase (decrease) in net assets from capital share transactions	(24,828,001)	221,099,267	29,386,125	203,182,472
Total increase (decrease) in net assets	78,678,816	(55,823,770)	46,378,603	125,488,766

NET ASSETS
Beginning of Period	46,378,603	125,488,766	-	-
End of Period	$125,057,419	$69,664,996	$46,378,603	$125,488,766

(1)	The Fund commenced operations on March 28, 2022.

See accompanying notes to the financial statements.

VS Trust

Statements of Cash Flows

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	For the Year Ended December 31, 2023	For the Year Ended December 31, 2023	For the Period Ended December 31, 2022(1)	For the Period Ended December 31, 2022(1)
CASH FLOW FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$103,506,817	$(276,923,037)	$16,992,478	$(77,693,706)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Purchase of investments	(536,234,321)	(556,160,309)	(224,609,285)	(358,531,359)
Proceeds from sales or maturities of investments held	519,763,178	556,401,441	224,609,285	350,281,074
Net realized loss on investments in options	742,711
Net change in unrealized appreciation/depreciation on investments in options	811,333
Decrease (Increase) in Deposits at broker for futures and option contracts	(66,858,620)	53,070,961	(48,144,554)	(114,821,272)
Decrease (Increase) in Variation margin receivable	-	682,247	-	(830,840)
Decrease (Increase) in Prepaid expenses and other assets	(6,486)	(15,827)	(10,295)	(15,666)
Decrease (Increase) in interest receivable	(104,957)	(7,689)	(12,909)	(50,483)
Decrease (Increase) in other receivables	(2,268)	579	(571)	(579)
Increase (Decrease) in Variation margin payable	17,673	-	187,030	-
Increase (Decrease) in Payable to Sponsor	93,416	(70,568)	54,374	176,838
Increase (Decrease) in Administrative, accounting and custodian fees payable	12,196	5,472	15,869	19,957
Increase (Decrease) in Professional fees payable	29,138	(69,687)	125,274	203,411
Increase (Decrease) in Licensing and registration fees payable	41,607	56,122	8,761	11,181
Net cash provided by (used in) operating activities	21,811,417	(223,030,295)	(30,784,543)	(201,251,444)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold, net of cost from shares purchased	282,198,849	471,514,466	189,786,132	397,765,241
Cost of shares redeemed	(299,482,468)	(248,484,171)	(158,496,989)	(196,513,797)
Net cash provided by (used in) financing activities	(17,283,619)	223,030,295	31,289,143	201,251,444
NET INCREASE IN CASH	4,527,798	-	504,600	-
Beginning of Period	504,600	-	-	-
End of Period	$5,032,398	$-	$504,600	$-

(1)	The Fund commenced operations on March 28, 2022.

See accompanying notes to the financial statements.

-1x Short VIX Futures ETF

Schedule of Investments

December 31, 2023

Contracts		Fair Value
PURCHASED OPTIONS - 0.29%
Call Options
24,000	CBOE VIX Strike Price: $26, Expiration: 01/17/2024, Notional Amount: $29,880,000	$360,000
	TOTAL PURCHASED OPTIONS (Cost $1,171,333)	$360,000

Shares
SHORT TERM INVESTMENT - 11.64%
Money Market Fund - 11.64%
14,557,099	First American Government Obligations Fund, 5.28% (a)	$14,557,099
	TOTAL SHORT TERM INVESTMENT (Cost $14,557,099)	$14,557,099

	TOTAL INVESTMENTS (Cost $15,728,432) 11.93%	$14,917,099
	Other Assets in Excess of Liabilities - 88.07% (b)	110,140,320
	TOTAL NET ASSETS - 100.00%	$125,057,419

Percentages are stated as a percent of net assets.

(a)	Represents annualized seven-day yield at December 31, 2023.
(b)	$115,003,174 of cash is pledged as collateral for futures contracts.

-1x Short VIX Futures ETF

Short Futures Contracts

December 31, 2023

Contracts		Unrealized Appreciation (Depreciation)
(5,055)	CBOE VIX Futures	$5,749,910
	Expiring January 2024 (Underlying Face Amount at Market Value $70,972,200)
(3,538)	CBOE VIX Futures	2,230,774
	Expiring February 2024 (Underlying Face Amount at Market Value $54,096,020)	$7,980,684

See accompanying notes to financial statements.

-1x Short VIX Futures ETF

Schedule of Investments

December 31, 2022

Cash - 1.10% (a)	$504,600
Other assets in excess of liabilities - 98.90% (a)	45,874,003
TOTAL NET ASSETS - 100.00%	$46,378,603

(a)	$48,144,554 of cash is pledged as collateral for futures contracts.

-1x Short VIX Futures ETF

Short Futures Contracts

December 31, 2022

Contracts		Unrealized Appreciation (Depreciation)
(1,150)	CBOE VIX Futures	$1,058,570
	Expiring January 2023 (Underlying Face Amount at Market Value $26,634,000)
(804)	CBOE VIX Futures	97,536
	Expiring February 2023 (Underlying Face Amount at Market Value $19,754,280)	$1,156,106

See accompanying notes to financial statements.

2x Long VIX Futures ETF

Schedule of Investments

December 31, 2023

Shares		Fair Value
SHORT TERM INVESTMENT - 11.50%
Money Market Fund - 11.50%
8,009,153	First American Government Obligations Fund, 5.28% (a)	$8,009,153
	TOTAL SHORT TERM INVESTMENT (Cost $8,009,153)	$8,009,153

	TOTAL INVESTMENTS (Cost $8,009,153) 11.50%	$8,009,153
	Other Assets in Excess of Liabilities - 88.50% (b)	61,655,843
	TOTAL NET ASSETS - 100.00%	$69,664,996

Percentages are stated as a percent of net assets.

(a)	Represents annualized seven-day yield at December 31, 2023.
(b)	$61,750,311 of cash is pledged as collateral for futures contracts.

2x Long VIX Futures ETF

Long Futures Contracts

December 31, 2023

Contracts		Unrealized Appreciation (Depreciation)
5,633	CBOE VIX Futures	$(5,616,125)
	Expiring January 2024 (Underlying Face Amount at Market Value $79,087,320)
3,943	CBOE VIX Futures	(2,561,493)
	Expiring February 2024 (Underlying Face Amount at Market Value $60,288,470)	$(8,177,618)

See accompanying notes to financial statements.

2x Long VIX Futures ETF

Schedule of Investments

December 31, 2022

Shares		Fair Value
SHORT TERM INVESTMENT - 6.57%
Money Market Fund - 6.57%
8,250,285	First American Government Obligations Fund, 5.28% (a)	$8,250,285
	TOTAL SHORT TERM INVESTMENT (Cost $8,250,285)	$8,250,285

	TOTAL INVESTMENTS (Cost $8,250,285) 6.57%	$8,250,285
	Other Assets in Excess of Liabilities - 93.43% (b)	117,238,481
	TOTAL NET ASSETS - 100.00%	$125,488,766

Percentages are stated as a percent of net assets.

(a)	Represents annualized seven-day yield at December 31, 2022.
(b)	$114,821,272 of cash is pledged as collateral for futures contracts.

2x Long VIX Futures ETF

Long Futures Contracts

December 31, 2022

Contracts		Unrealized Appreciation (Depreciation)
6,221	CBOE VIX Futures	$(8,416,975)
	Expiring January 2023 (Underlying Face Amount at Market Value $144,078,360)
4,355	CBOE VIX Futures	(786,547)
	Expiring February 2023 (Underlying Face Amount at Market Value $107,002,350)	$(9,203,522)

See accompanying notes to financial statements.

VS Trust

Combined Statement of Assets and Liabilities (1)

December 31, 2023

ASSETS
Cash	$5,032,398
Investments in securities, at value *	22,926,252
Interest receivable	176,038
Prepaid expenses and other assets	48,274
Deposits at Broker for Futures and Options Contracts	176,753,485
Variation margin receivable	148,593
Other receivable	2,839
Total Assets	$205,087,879

LIABILITIES
Payables
Variation margin payable	$204,703
Fund shares redeemed	9,447,400
Management fees payable	254,060
Administrative, accounting and custodian fees payable	53,494
Professional fees payable	288,136
Licensing and registration fees payable	117,671
Total Liabilities	10,365,464
NET ASSETS	$194,722,415

NET ASSETS CONSIST OF:
Paid-in capital	$428,839,863
Total distributable earnings (accumulated deficit)	(234,117,448)
Net Assets	$194,722,415

NET ASSET VALUE:
Class I (unlimited shares authorized):
Net Assets	$194,722,415
Shares Outstanding^	8,384,975

* Investments in securities, at cost	$23,737,585

^	No Par Value

(1)	The Fund commenced operations on March 28, 2022.

See accompanying notes to the financial statements.

VS TRUST

COMBINED STATEMENT OF ASSETS AND LIABILITIES(1)

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

VS Trust

COMBINED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2023

INVESTMENT INCOME
Income:
Dividends	$-
Interest income	1,489,381
Other income	-
Total Income	1,489,381

Expenses:
Management fees	2,799,409
Administrative, accounting and custodian fees	229,334
Professional fees	646,805
Licensing and registration fees	152,101
Broker interest expense	37,133
Total Expenses	3,864,782
Net Investment loss	(2,375,401)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FUTURES CONTRACTS
Net realized gain (loss) on:
Short Term Investments	-
Options	(742,711)
Futures	(177,337,257)
Net change in unrealized appreciation (depreciation) of:
Options	(811,333)
Futures	7,850,482
Net realized and unrealized gain (loss) on investments and futures contracts	(171,040,819)
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(173,416,220)

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

VS Trust

COMBINED STATEMENT OF CHANGES IN NET ASSETS

FOR THE YEAR ENDED DECEMBER 31, 2023

INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment loss	$(2,375,401)
Net realized gain (loss) on investments and futures contracts	(178,079,968)
Net change in unrealized appreciation (depreciation) of investments and futures contracts	7,039,149
Net decrease in net assets resulting from operations	(173,416,220)

CAPITAL SHARE TRANSACTIONS
Shares sold	751,782,287
Shares redeemed	(555,511,021)
Net increase in net assets from capital share transactions	196,271,266
Total increase in net assets	22,855,046

NET ASSETS
Beginning of Year	171,867,369
End of Year	$194,722,415

See accompanying notes to the financial statements.

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

VS Trust

COMBINED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2023

CASH FLOW FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(173,416,220)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Purchase of investments	(1,092,394,630)
Proceeds from sales or maturities of investments held	1,076,164,619
Net realized loss on investments in options	742,711
Net change in unrealized appreciation/depreciation on investments in options	811,333
Decrease (Increase) in Deposits at broker for futures and option contracts	(13,787,659)
Decrease (Increase) in Variation margin receivable	682,247
Decrease (Increase) in Prepaid expenses and other assets	(22,313)
Decrease (Increase) in interest receivable	(112,646)
Decrease (Increase) in other receivables	(1,689)
Increase (Decrease) in Due to Other	-
Increase (Decrease) in Variation margin payable	17,673
Increase (Decrease) in Due to Custodian	-
Increase (Decrease) in Payable to Sponsor	22,848
Increase (Decrease) in Administrative, accounting and custodian fees payable	17,668
Increase (Decrease) in Professional fees payable	(40,549)
Increase (Decrease) in Licensing and registration fees payable	97,729
Net cash provided by (used in) operating activities	(201,218,878)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold, net of cost from shares purchased	753,713,315
Cost of shares redeemed	(547,966,639)
Net cash provided by (used in) financing activities	205,746,676
NET INCREASE IN CASH	4,527,798
Beginning of Year	$504,600
End of Year	$5,032,398

See accompanying notes to the financial statements.

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

VS Trust

NOTES TO FINANCIAL STATEMENTS

December 31, 2023

NOTE 1 – ORGANIZATION

VS Trust (the “Trust”) is a Delaware statutory trust formed on October 24, 2019 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of December 31, 2023, the following two series of the Trust have commenced investment operations: -1x Short VIX Futures ETF (“SVIX”) and 2x Long VIX Futures ETF (“UVIX”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the Cboe BZX Exchange (“Cboe BZX”).

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

Emerging growth company

The Trust is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. It will remain an emerging growth company until the earlier of (1) the beginning of the first fiscal year following the fifth anniversary of its initial public offering, (2) the beginning of the first fiscal year after annual gross revenue is $1.235 billion (subject to adjustment for inflation) or more, (3) the date on which the Fund has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities and (4) as of the end of any fiscal year in which the market value of common equity held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

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

Statements of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statements of Financial Condition dated December 31, 2023 and December 31, 2022, and represents cash but does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the three months ended December 31, 2023 were typically as follows. All times are Eastern Standard Time:

Fund	Create/Redeem Cut-off*(EST)	NAV Calculation Time (EST)	NAV Calculation Date
-1x Short VIX Futures ETF and	2:00 p.m.	4:00 p.m.	December 31, 2023
2x Long VIX Futures ETF	2:00 p.m.	4:00 p.m.	December 31, 2023

*	Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended December 31, 2023.

Market value per Share is determined at the close of Cboe BZX and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the three months ended December 31, 2023.

Investment Valuation

Short-term investments are valued at amortized cost which approximates fair value for daily NAV purposes. For financial reporting purposes, short- term investments are valued at their market price using information provided by a third-party pricing service or market quotations. In each of these situations, valuations are typically categorized as Level I in the fair value hierarchy.

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

The following table summarizes the valuation of investments at December 31, 2023 and December 31, 2022 using the fair value hierarchy:

December 31, 2023

-1x Short VIX Futures ETF	Level 1	Level 2	Level 3	Total
Investments
Purchased Options*	$360,000	$-	$-	$360,000
Short Term Investment	14,557,099	-	-	14,557,099
Short Futures Contracts*	-	7,980,684	-	7,980,684
Total Investments	$14,917,099	$7,980,684	$-	$22,897,783

2x Long VIX Futures ETF	Level 1	Level 2	Level 3	Total
Investments
Short Term Investment	$8,009,153	$-	$-	$8,009,153
Total Investments	$8,009,153	$-	$-	$8,009,153
Other Financial Instruments
Liabilities
Long Futures Contracts*	$-	$(8,177,618)	$-	$(8,177,618)
			-
Total Other Financial Instruments	$-	$(8,177,618)	$-	$(8,177,618)

*	The tables above are based on market values or unrealized appreciation/(depreciation) rather than the notional amounts of derivatives. The uncertainties surrounding the valuation inputs for a derivative are likely to be more significant to a Fund’s NAV than the uncertainties surrounding inputs for a non-derivative security with the same market value.

December 31, 2022

-1x Short VIX Futures ETF	Level 1	Level 2	Level 3	Total
Investments
Short Futures Contracts*	$-	$1,156,106	$-	$1,156,106
Total Investments	$-	$1,156,106	$-	$1,156,106

2x Long VIX Futures ETF	Level 1	Level 2	Level 3	Total
Investments
Short Term Investment	$8,250,285	$-	$-	$8,250,285
Total Investments	$8,250,285	$-	$-	$8,250,285
Other Financial Instruments
Liabilities
Long Futures Contracts*	$-	$(9,203,522)	$-	$(9,203,522)
			-
Total Other Financial Instruments	$-	$(9,203,522)	$-	$(9,203,522)

*	The tables above are based on market values or unrealized appreciation/(depreciation) rather than the notional amounts of derivatives. The uncertainties surrounding the valuation inputs for a derivative are likely to be more significant to a Fund’s NAV than the uncertainties surrounding inputs for a non-derivative security with the same market value.

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

The following table indicates the average volume when in use for the year ended December 31, 2023:

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of purchased options contracts	$33,997,000	$-

There were no transactions in purchased option contracts during the period ended December 31, 2022.

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

The counterparty/credit risk for cleared derivative transactions is generally lower than for OTC derivatives since generally a clearing organization becomes substituted for each counterparty to a cleared derivative contract and, in effect, guarantees the parties’ performance under the contract as each party to a trade looks only to the clearing organization for performance of financial obligations. In addition, cleared derivative transactions benefit from daily marking- to-market and settlement, and segregation and minimum capital requirements applicable to intermediaries.

Statements of Assets and Liabilities

Fair values of derivative instruments as of December 31, 2023:

	Statements of Assets and Liabilities Location	Fair Value
-1x Short VIX Futures ETF		Assets	Liabilities
Purchased Option Contracts:
Index	Investments, at value	$360,000	$-
Short Futures Contracts:
Index	Unrealized Appreciation*	7,980,684	-
Total fair values of derivative instruments		$8,340,684	$-

2x Long VIX Futures ETF		Assets	Liabilities
Long Futures Contracts:
Index	Unrealized Depreciation*	$-	$(8,177,618)
Total fair values of derivative instruments		$-	$(8,177,618)

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

Statements of Operations

The effect of derivative instruments on the Statement of Operations for the year ended December 31, 2023:

	Net Realized Gain (Loss) on Derivatives
-1x Short VIX Futures ETF	Purchased	Short
	Option	Futures
Derivatives	Contracts*	Contracts	Total
Index Contracts	$(742,711)	$99,437,238	$98,694,527
Total	$(742,711)	$99,437,238	$98,694,527

2x Long VIX Futures ETF	Purchased	Long
	Option	Futures
Derivatives	Contracts*	Contracts	Total
Index Contracts	$-	$(276,774,495)	$(276,774,495)
Total	$-	$(276,774,495)	$(276,774,495)

	Net Change in Unrealized Appreciation (Depreciation) on Derivatives
-1x Short VIX Futures ETF	Purchased	Short
	Option	Futures
Derivatives	Contracts**	Contracts	Total
Index Contracts	$(811,333)	$6,824,578	$6,013,245
Total	$(811,333)	$6,824,578	$6,013,245

2x Long VIX Futures ETF	Purchased	Long
	Option	Futures
Derivatives	Contracts**	Contracts	Total
Index Contracts	$-	$1,025,904	$1,025,904
Total	$-	$1,025,904	$1,025,904

*	The amounts disclosed are included in the realized gain (loss) on investments.
**	The amounts disclosed are included in the change in unrealized appreciation (depreciation) on investments.

Statements of Assets and Liabilities

Fair values of derivative instruments as of December 31, 2022:

	Statements of Assets and Liabilities Location	Fair Value

-1x Short VIX Futures ETF		Assets	Liabilities
Purchased Option Contracts:
Index	Investments, at value	$-	$-
Short Futures Contracts:
Index	Unrealized Appreciation*	1,156,106	-
Total fair values of derivative instruments		$1,156,106	$-

2x Long VIX Futures ETF		Assets	Liabilities
Long Futures Contracts:
Index	Unrealized Depreciation*	$-	$(9,203,522)
Total fair values of derivative instruments		$-	$(9,203,522)

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

Statements of Operations

The effect of derivative instruments on the Statement of Operations for the year ended December 31, 2022:

	Net Realized Gain (Loss) on Derivatives

-1x Short VIX Futures ETF	Purchased	Short
	Option	Futures
Derivatives	Contracts	Contracts	Total
Index Contracts	$-	$16,573,816	$16,573,816
Total	$-	$16,573,816	$16,573,816

2x Long VIX Futures ETF	Purchased	Long
	Option	Futures
Derivatives	Contracts	Contracts	Total
Index Contracts	$-	$(67,298,870)	$(67,298,870)
Total	$-	$(67,298,870)	$(67,298,870)

	Net Change in Unrealized Appreciation (Depreciation) on Derivatives

-1x Short VIX Futures ETF	Purchased	Short
	Option	Futures
Derivatives	Contracts	Contracts	Total
Index Contracts	$-	$1,156,106	$1,156,106
Total	$-	$1,156,106	$1,156,106

2x Long VIX Futures ETF	Purchased	Long
	Option	Futures
Derivatives	Contracts	Contracts	Total
Index Contracts	$-	$(9,203,522)	$(9,203,522)
Total	$-	$(9,203,522)	$(9,203,522)

The following table indicates the average volume when in use for the year ended December 31, 2023:

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of long futures contracts	$-	$190,330,622
Average notional value of short futures contracts	(85,223,472)	-

The following table indicates the average volume when in use for the year ended December 31, 2022:

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of long futures contracts	$-	$132,888,726
Average notional value of short futures contracts	(38,743,460)	-

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2023 and December 31, 2022.

Fair Values of Derivative Instruments as of December 31, 2023
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
-1x Short VIX Futures ETF	$-	$-	$-	$204,703	$-	$204,703
2x Long VIX Futures ETF	148,593	-	148,593	-	-	-

Fair Values of Derivative Instruments as of December 31, 2022
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
-1x Short VIX Futures ETF	$-	$-	$-	$187,030	$-	$187,030
2x Long VIX Futures ETF	830,840	-	830,840	-	-	-

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at December 31, 2022 and December 31, 2023. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2023
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
-1x Short VIX Futures ETF	$(204,703)	$-	$-	$(204,703)
2x Long VIX Futures ETF	148,593	-	-	148,593

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2022
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
-1x Short VIX Futures ETF	$(187,030)	$-	$-	$(187,030)
2x Long VIX Futures ETF	830,840	-	-	830,840

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

Transaction Fees for the year ended December 31, 2023 and the period ended December 31, 2022:

Fund	Year Ended December 31, 2023	Period Ended December 31, 2022
-1x Short VIX Futures ETF	$176,715	$105,025
2x Long VIX Futures ETF	215,355	178,809
	$392,070	$283,834

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data is for a Share outstanding throughout the year ended December 31, 2023 and the period ended December 31, 2022:

VS Trust

Financial Highlights

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Year Ended December 31,	Year Ended December 31,	Period Ended	Period Ended
	2023	2023	12/31/2022(1)	12/31/2022(1)(8)
Net Asset Value, Beginning of Period	$14.63	$292.51	$15.00	$750.00
Net investment loss (2)	(0.34)	(0.60)	(0.18)	(7.50)
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts (3)	23.49	(278.18)	(0.19)	(449.99)
Net Increase (Decrease) in Net Asset Value Resulting from Operations	23.15	(278.78)	(0.37)	(457.49)
Net Asset Value, End of Period	$37.78	$13.73	$14.63	$292.51
Market Value Per Share, at December 31, 2023 (4)	$37.73	$13.73	$14.66	$291.00
Total Return at Net Asset Value (5)	158.24%	-95.31%	-2.47%	-61.00%
Total Return at Market Value (5)	157.37%	-95.28%	-2.27%	-61.20%
Ratios to Average Net Assets: (6)
Expense ratio (7)	1.97%	2.18%	2.41%	2.46%
Net Investment Loss	-1.37%	-1.20%	-2.03%	-1.96%

(1)	The Fund commenced operations on March 28, 2022.
(2)	Net investment loss per share represents net investment loss divided by the daily average shares of beneficial interest outstanding during the period.
(3)	Due to timing of capital share transactions, per share amounts may not compare with amounts appearing elsewhere within these Financial Statements.
(4)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
(5)	Percentages are not annualized.
(6)	Percentages are annualized.
(7)	The expense ratio would be 1.93% and 2.18% respectively, for the year ended December 31, 2023, and 2.29% and 2.39%, respectively, for the period ended December 31, 2022, if brokerage commissions and futures and futures account fees were excluded.
(8)	For 2x Long VIX Futures ETF, financial highlights have been adjusted to reflect a 1:5 reverse stock split occurring on January 25, 2023 and a 1:10 reverse stock split occurring on October 11, 2023, as if they occurred at the commencement of operations.

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

NOTE 9 – SUBSEQUENT EVENTS

In preparing these financial statements, management has evaluated Fund related events and transactions for potential recognition or disclosure through the date the financial statements were issued. There were no other events or translations that occurred during the year that materially impacted the amounts or disclosures in the Funds’ financial statements.