Form 10-Q
period 2024-03-31
VS Trust
filed 2024-05-15
CIK 1793497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2024.

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _________to _________.

Commission file number:

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes ☐ No

As of March 31, 2024, the registrant had 11,134,975 shares of common stock, $0 par value per share, outstanding.

VS Trust

i

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

VS Trust

Statements of Assets and Liabilities

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	For the Period Ended	For the Period Ended	For the	For the
	March 31, 2024	March 31, 2024	Year Ended December 31,	Year Ended December 31,
	(Unaudited)	(Unaudited)	2023	2023
ASSETS
Cash	$3,366,089	$3,333,399	$5,032,398	$-
Investments in securities, at value *	25,019,145	18,139,314	14,917,099	8,009,153
Interest receivable	135,952	91,821	117,866	58,172
Prepaid expenses and other assets	24,273	35,799	16,781	31,493
Deposits at Broker for Futures and Options Contracts	64,648,511	54,518,327	115,003,174	61,750,311
Variation margin receivable	-	2,247,997	-	148,593
Other receivable	-	-	2,839	-
Total Assets	93,193,970	78,366,657	135,090,157	69,997,722

LIABILITIES
Payables
Variation margin payable	1,419,057	-	204,703	-
Fund shares redeemed	-	-	9,447,400	-
Payable to Sponsor	121,348	102,265	147,790	106,270
Administrative, accounting and custodian fees payable	22,035	26,638	28,065	25,429
Professional fees payable	193,301	195,537	154,412	133,724
Licensing and registration fees payable	52,394	72,333	50,368	67,303
Payable to Broker	-	-	-	-
Total Liabilities	1,808,135	396,773	10,032,738	332,726
NET ASSETS	$91,385,835	$77,969,884	$125,057,419	$69,664,996

NET ASSETS CONSIST OF:
Paid-in capital	$(44,890,593)	$462,649,666	$4,558,124	$424,281,739
Total distributable earnings (accumulated deficit)	136,276,428	(384,679,782)	120,499,295	(354,616,743)
Net Assets	$91,385,835	$77,969,884	$125,057,419	$69,664,996

Net Asset Value (unlimited shares authorized):
Class I (unlimited shares authorized):
Net Assets	$91,385,835	$77,969,884	$125,057,419	$69,664,996
Shares Outstanding^	2,150,000	8,984,975	3,310,000	5,074,975
Net Asset Value, Offering and Redemption Price per Share	$42.51	$8.68	$37.78	$13.73
Market Value per Share (Note 2)	$42.36	$8.75	$37.73	$13.73

*Investments in securities, at cost	$25,041,492	$18,139,314	$15,728,432	$8,009,153

^	No Par Value

See accompanying notes to the financial statements.

VS Trust

Statements of Operations

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	For the Quarter Ended	For the Quarter Ended	For the Quarter Ended	For the Quarter Ended
	March 31, 2024	March 31, 2024	March 31, 2023	March 31, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INVESTMENT INCOME
Income:
Interest income	$383,780	$216,466	$46,731	$132,436
Total Income	383,780	216,466	46,731	132,436

Expenses:
Management fees	432,414	286,632	169,505	397,849
Administrative, accounting and custodian fees	31,784	32,984	22,081	29,015
Professional fees	73,854	95,753	78,907	79,670
Licensing and registration fees	7,886	4,840	18,365	20,429
Other	973	973	-	-
Broker interest expense	-	-	3,151	280
Total Expenses	546,911	421,182	292,009	527,243
Net Investment loss	(163,131)	(204,716)	(245,278)	(394,807)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FUTURES CONTRACTS
Net realized gain (loss) on:
Options	(3,534,146)	-	-	-
Futures	23,041,068	(30,744,766)	5,287,054	(43,229,755)
Net change in unrealized appreciation (depreciation) of:
Options	788,986	-	-	-
Futures	(4,355,644)	886,443	6,173,774	(6,212,853)
Net realized and unrealized gain (loss) on investments and futures contracts	15,940,264	(29,858,323)	11,460,828	(49,442,608)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$15,777,133	$(30,063,039)	$11,215,550	$(49,837,415)

See accompanying notes to financial statements.

VS Trust

Statements of Changes in Net Assets

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	For the Quarter Ended	For the Quarter Ended	For the Quarter Ended	For the Quarter Ended
	March 31, 2024	March 31, 2024	March 31, 2023	March 31, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment loss	$(163,131)	$(204,716)	$(245,278)	$(394,807)
Net realized gain (loss) on investments and futures contracts	19,506,922	(30,744,766)	5,287,054	(43,229,755)
Net change in unrealized appreciation (depreciation) of investments and futures contracts	(3,566,658)	886,443	6,173,774	(6,212,853)
Net increase (decrease) in net assets resulting from operations	15,777,133	(30,063,039)	11,215,550	(49,837,415)

CAPITAL SHARE TRANSACTIONS
Shares sold	47,147,706	59,004,987	84,650,595	103,497,183
Shares redeemed	(96,596,423)	(20,637,060)	(67,603,286)	(72,110,675)
Net increase (decrease) in net assets from capital share transactions	(49,448,717)	38,367,927	17,047,309	31,386,508
Total increase (decrease) in net assets	(33,671,584)	8,304,888	28,262,859	(18,450,907)

NET ASSETS
Beginning of Period	125,057,419	69,664,996	46,378,603	125,488,766
End of Period	$91,385,835	$77,969,884	$74,641,462	$107,037,859

See accompanying notes to the financial statements.

VS Trust

Statements of Cash Flows

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	For the Quarter Ended	For the Quarter Ended	For the Quarter Ended	For the Quarter Ended
	March 31, 2024	March 31, 2024	March 31, 2023	March 31, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$15,777,133	$(30,063,039)	$11,215,550	$(49,837,415)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Purchase of investments	(156,934,689)	(81,845,257)	(109,145,715)	(138,973,307)
Proceeds from sales or maturities of investments held	144,087,483	71,715,096	103,705,158	131,289,488
Net realized gain/loss on investments in options	3,534,146	-	-	-
Net change in unrealized appreciation/depreciation on investments in options	(788,986)	-	-	-
Decrease (Increase) in Deposits at broker for futures and options contracts	50,354,663	7,231,984	(32,650,815)	40,821,870
Decrease (Increase) in Variation margin receivable	-	(2,099,404)	(464,126)	830,840
Decrease (Increase) in interest receivable	(18,086)	(33,649)	(19,912)	(24,114)
Decrease (Increase) in other receivables	2,839	-	(175)	(1,756)
Decrease (Increase) In Prepaid expenses and other assets	(7,492)	(4,306)	(10,850)	832
Decrease (Increase) in Due from Other	-	-	(26)	-
Increase (Decrease) in Due to Custodian	-	-	4,109,713	383,409
Increase (Decrease) in Variation margin payable	1,214,354	-	(187,030)	1,240,927
Increase (Decrease) in Payable to Sponsor	(26,442)	(4,005)	23,182	(42,007)
Increase (Decrease) in Administrative, accounting and custodian fees payable	(6,030)	1,209	(7,894)	(3,537)
Increase (Decrease) in Professional fees payable	38,889	61,813	29,772	29,864
Increase (Decrease) in Licensing and registration fees payable	2,026	5,030	5,818	11,976
Net cash provided by (used in) operating activities	57,229,808	(35,034,528)	(23,397,350)	(14,272,930)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold, net of cost from shares purchased	47,147,706	59,004,987	84,650,595	86,383,605
Cost of shares redeemed	(106,043,823)	(20,637,060)	(61,757,845)	(72,110,675)
Net cash provided by (used in) financing activities	(58,896,117)	38,367,927	22,892,750	14,272,930
NET INCREASE IN CASH	(1,666,309)	3,333,399	(504,600)	-
Beginning of Period	$5,032,398	$-	$504,600	$-
End of Period	$3,366,089	$3,333,399	$-	$-

See accompanying notes to the financial statements.

-1x Short VIX Futures ETF

Schedule of Investments

as of March 31, 2024 (Unaudited)

	Notional Amount	Contracts	Value
PURCHASED OPTIONS - 1.0%(a)(b)
Call Options - 1.0%			$–
CBOE Volatility Index, Expiration: 05/22/2024; Exercise Price: $25.00	24,068,500	18,500	$906,500
TOTAL PURCHASED OPTIONS (Cost $928,847)			906,500

	Shares
SHORT-TERM INVESTMENTS - 26.4%
Money Market Funds - 26.4%
First American Government Obligations Fund, 5.23%(d)	24,112,645	24,112,645

TOTAL SHORT-TERM INVESTMENTS (Cost $24,112,645)		24,112,645

TOTAL INVESTMENTS - 27.4% (Cost $25,041,492)		$25,019,145
Other Assets in Excess of Liabilities - 72.6%(c)		66,366,690
TOTAL NET ASSETS - 100.0%		$91,385,835

Percentages are stated as a percent of net assets.

(a)	Exchange-traded.
(b)	100 shares per contract.
(c)	$64,648,511 of cash is pledged as collateral for futures and options contracts.
(d)	The rate shown represents the 7-day effective yield as of March 31, 2024.

-1x Short VIX Futures ETF

Schedule of Open Futures Contracts

as of March 31, 2024 (Unaudited)

Description	Contracts Sold	Expiration Date	Notional	Value / Unrealized Appreciation (Depreciation)
CBOE Volatility Index	(3,925)	04/17/2024	$56,245,250	$3,530,614
CBOE Volatility Index	(2,289)	05/22/2024	35,204,820	94,426
				$3,625,040
Total Unrealized Appreciation (Depreciation)				$3,625,040

-1x Short VIX Futures ETF

Schedule of Investments

December 31, 2023

	Notional Amount	Contracts	Value
PURCHASED OPTIONS - 0.29%(a)(b)
Call Options - 0.29%
CBOE Volatility Index, Expiration: 01/17/2024; Strike Price: $26	29,880,000	24,000	$360,000
TOTAL PURCHASED OPTIONS (Cost $1,171,333)			360,000

	Shares
SHORT-TERM INVESTMENT - 11.64%
Money Market Funds - 11.64%
First American Government Obligations Fund, 5.28% (d)	14,557,099	14,557,099
TOTAL SHORT-TERM INVESTMENT (Cost $14,557,099)		14,557,099

TOTAL INVESTMENTS - 11.93% (Cost $15,728,432)		$14,917,099
Other Assets in Excess of Liabilities - 88.07% (c)		110,140,320
TOTAL NET ASSETS - 100.00%		$125,057,419

Percentages are stated as a percent of net assets.

(a)	Exchange-traded.
(b)	100 shares per contract.
(c)	$115,003,174 of cash is pledged as collateral for futures and options contracts.
(d)	The rate shown represents the 7-day effective yield as of December 31, 2023.

See accompanying notes to financial statements.

-1x Short VIX Futures ETF

Short Futures Contracts

December 31, 2023

Description	Contracts Purchased	Expiration Date	Notional	Value/ Unrealized Appreciation (Depreciation)
CBOE Volatility Index	(5,055)	1/17/2024	$70,972,200	$5,749,910
CBOE Volatility Index	(3,538)	2/14/2024	54,096,020	2,230,774
				$7,980,684

Total Unrealized Appreciation (Depreciation)				$7,980,684

See accompanying notes to financial statements.

2x Long VIX Futures ETF

Schedule of Investments

as of March 31, 2024 (Unaudited)

	Shares	Value
SHORT-TERM INVESTMENTS - 23.3%
Money Market Funds - 23.3%
First American Government Obligations Fund, 5.23%(a)	18,139,314	$18,139,314

TOTAL SHORT-TERM INVESTMENTS (Cost $18,139,314)		18,139,314

TOTAL INVESTMENTS - 23.3% (Cost $18,139,314)		$18,139,314
Other Assets in Excess of Liabilities - 76.7%(b)		59,830,570
TOTAL NET ASSETS - 100.0%		$77,969,884

Percentages are stated as a percent of net assets.

(a)	The rate shown represents the 7-day effective yield as of March 31, 2024.
(b)	$54,518,327 of cash is pledged as collateral for futures contracts.

2x Long VIX Futures ETF

Schedule of Open Futures Contracts

as of March 31, 2024 (Unaudited)

Description	Contracts Purchased	Expiration Date	Notional	Value / Unrealized Appreciation (Depreciation)
CBOE Volatility Index	6,695	04/17/2024	$95,939,350	$(6,902,700)
CBOE Volatility Index	3,905	05/22/2024	60,058,900	(388,475)
				$(7,291,175)

Total Unrealized Appreciation (Depreciation)				$(7,291,175)

2x Long VIX Futures ETF

Schedule of Investments

as of December 31, 2023

	Shares
SHORT-TERM INVESTMENT - 11.50%
Money Market Funds - 11.50%
First American Government Obligations Fund, 5.28% (a)	8,009,153	$8,009,153
TOTAL SHORT-TERM INVESTMENT (Cost $8,009,153)		8,009,153

TOTAL INVESTMENTS - (Cost $8,009,153) 11.50%		$8,009,153
Other Assets in Excess of Liabilities - 88.50% (b)		61,655,843
TOTAL NET ASSETS - 100.00%		$69,664,996

Percentages are stated as a percent of net assets.

(a)	The rate shown represents the 7-day effective yield as of December 31, 2023.

(b)	$61,750,311 of cash is pledged as collateral for futures contracts.

See accompanying notes to financial statements.

2x Long VIX Futures ETF

Schedule of Open Futures Contracts

as of December 31, 2023

Description	Contracts Purchased	Expiration Date	Notional	Value/ Unrealized Appreciation (Depreciation)
CBOE Volatility Index	5,633	1/17/2024	$79,087,320	$(5,616,125)
CBOE Volatility Index	3,943	2/14/2024	60,288,470	(2,561,493)
				$(8,177,618)

Total Unrealized Appreciation (Depreciation)				$(8,177,618)

See accompanying notes to financial statements.

VS Trust

NOTES TO FINANCIAL STATEMENTS

March 31, 2024 (unaudited)

NOTE 1 – ORGANIZATION

VS Trust (the “Trust”) is a Delaware statutory trust formed on October 24, 2019, and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of March 31, 2024, the following two series of the Trust have commenced investment operations: -1x Short VIX Futures ETF (“SVIX”) and 2x Long VIX Futures ETF (“UVIX”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the Cboe BZX Exchange (“Cboe BZX”).

The Funds’ inception of operation was March 28, 2022. Neither the Trust nor the Funds had any operations prior to March 28, 2022, other than matters relating to its organization and the registration of each series under the Securities Act of 1933.

Each Fund’s investment exposure to VIX futures contracts will cause each to be deemed a commodity pool, thereby subjecting each Fund to regulation under the Commodity Exchange Act of 1934 (“CEA”) and Commodity Futures Trading Commission (“CFTC”) rules. The Sponsor is registered as a Commodity Pool Operator (“CPO”) and the Fund will be operated in accordance with applicable CFTC rules. Registration as a CPO imposes additional compliance obligations on the Sponsor and the Funds related to additional laws, regulations, and enforcement policies, which could increase compliance costs and may affect the operations and financial performance of the Funds.

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

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statements of Financial Condition dated March 31, 2024, and December 31, 2023, and represents cash, but does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the three months ended March 31, 2024, were typically as follows. All times are Eastern Standard Time:

Fund	Create/Redeem Cut-off* (EST)	NAV Calculation Time (EST)	NAV Calculation Date
-1x Short VIX Futures ETF and	2:00 p.m.	4:00 p.m.	March 31, 2024
2x Long VIX Futures ETF	2:00 p.m.	4:00 p.m.	March 31, 2024

*	Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended March 31, 2024.

Market value per Share is determined at the close of Cboe BZX and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the three months ended March 31, 2024.

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

Options are valued using the last traded price as of the close of regular trading hours on the CBOE Options Exchange.

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

The following table summarizes the valuation of investments at March 31, 2024 (Unaudited) and December 31, 2023 using the fair value hierarchy:

	March 31, 2024 (Unaudited)				December 31, 2023
-1x Short VIX Futures ETF	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investments
Purchased Options*	$906,500	$–	$–	$906,500	$360,000	$–	$–	$360,000
Short-Term Investment	24,112,645	-	-	24,112,645	14,557,099	-	-	$14,557,099
Total Investments	$25,019,145	$-	$-	$25,019,145	$14,917,099	$-	$-	$14,917,099
Other Financial Instruments
Assets
Short Futures Contracts*	$–	$3,625,040	$–	$3,625,040	$–	$7,980,684	$–	$7,980,684
Total Other Financial Instruments	$–	$3,625,040	$-	$3,625,040	$-	$7,980,684	$-	$7,980,684

2x Long VIX Futures ETF	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investments
Short-Term Investments	$18,139,314	$-	$-	$18,139,314	$8,009,153	$-	$-	$8,009,153
Total Investments	$18,139,314	$-	$-	$18,139,314	$8,009,153	$-	$-	$8,009,153
Other Financial Instruments
Liabilities
Long Futures Contracts*	$-	$(7,291,175)	$-	$(7,291,175)	$-	$(8,177,618)	$-	$(8,177,618)
Total Other Financial Instruments	$–	$(7,291,175)	$-	$(7,291,175)	$-	$(8,177,618)	$-	$(8,177,618)

*	The tables above are based on market values or unrealized appreciation/(depreciation) rather than the notional amounts of derivatives. The uncertainties surrounding the valuation inputs for a derivative are likely to be more significant to a Fund’s NAV than the uncertainties surrounding inputs for a non-derivative security with the same market value.

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

Statements of Assets and Liabilities

Fair values of derivative instruments as of March 31, 2024 (Unaudited):

	Statements of Assets and Liabilities Location	Fair Value
-1x Short VIX Futures ETF		Assets	Liabilities
Purchased Option Contracts:
Index	Investments, at value	$906,500	$-
Short Futures Contracts:
Index	Unrealized Appreciation*	3,625,040	-
Total fair values of derivative instruments		$4,531,540	$-

2x Long VIX Futures ETF		Assets	Liabilities
Long Futures Contracts:
Index	Unrealized Appreciation*	$-	$(7,291,175)
Total fair values of derivative instruments		$-	$(7,291,175)

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day's variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

Statements of Operations

The effect of derivative instruments on the Statement of Operations for the quarter ended March 31, 2024 (Unaudited):

	Net Realized Gain (Loss) on Derivatives
-1x Short VIX Futures ETF	Purchased	Short
	Option	Futures
Derivatives	Contracts	Contracts	Total
Index Contracts	$(3,534,146)	$23,041,068	$19,506,922
Total	$(3,534,146)	$23,041,068	$19,506,922

2x Long VIX Futures ETF	Purchased	Long
	Option	Futures
Derivatives	Contracts	Contracts	Total
Index Contracts	$-	$(30,744,766)	$(30,744,766)
Total	$-	$(30,744,766)	$(30,744,766)

	Net Change in Unrealized Appreciation (Depreciation) on Derivatives
-1x Short VIX Futures ETF	Purchased	Short
	Option	Futures
Derivatives	Contracts	Contracts	Total
Index Contracts	$788,986	$(4,355,644)	$(3,566,658)
Total	$788,986	$(4,355,644)	$(3,566,658)

2x Long VIX Futures ETF	Purchased	Long
	Option	Futures
Derivatives	Contracts	Contracts	Total
Index Contracts	$-	$886,443	$886,443
Total	$-	$886,443	$886,443

The following table indicates the average volume when in use for the quarter ended March 31, 2024 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of long futures contracts	$-	$147,687,020
Average notional value of short futures contracts	(108,259,145)	-

The following table indicates the average volume when in use for the quarter ended March 31, 2024 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of purchased options contracts	$32,218,375	$-

Statements of Assets and Liabilities

Fair values of derivative instruments as of March 31, 2023 (Unaudited):

	Statements of Assets and Liabilities Location	Fair Value
-1x Short VIX Futures ETF		Assets	Liabilities
Purchased Option Contracts:
Index	Investments, at value	$-	$-
Short Futures Contracts:
Index	Unrealized Appreciation*	7,329,880	-
Total fair values of derivative instruments		$7,329,880	$-

2x Long VIX Futures ETF		Assets	Liabilities
Long Futures Contracts:
Index	Unrealized Appreciation*	$-	$(15,416,375)
Total fair values of derivative instruments		$-	$(15,416,375)

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day's variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

Statements of Operations

The effect of derivative instruments on the Statement of Operations for the quarter ended March 31, 2023 (Unaudited):

	Net Realized Gain (Loss) on Derivatives
-1x Short VIX Futures ETF	Purchased	Short
	Option	Futures
Derivatives	Contracts*	Contracts	Total
Index Contracts	$-	$5,287,054	$5,287,054
Total	$-	$5,287,054	$5,287,054

2x Long VIX Futures ETF	Purchased	Long
	Option	Futures
Derivatives	Contracts*	Contracts	Total
Index Contracts	$-	$(43,229,755)	$(43,229,755)
Total	$-	$(43,229,755)	$(43,229,755)

	Net Change in Unrealized Appreciation (Depreciation) on Derivatives
-1x Short VIX Futures ETF	Purchased	Short
	Option	Futures
Derivatives	Contracts**	Contracts	Total
Index Contracts	$-	$6,173,774	$6,173,774
Total	$-	$6,173,774	$6,173,774

2x Long VIX Futures ETF	Purchased	Long
	Option	Futures
Derivatives	Contracts**	Contracts	Total
Index Contracts	$-	$6,212,853	$6,212,853
Total	$-	$6,212,853	$6,212,853

*	The amounts disclosed are included in the realized gain (loss) on investments.
**	The amounts disclosed are included in the change in unrealized appreciation (depreciation) on investments.

The following table indicates the average volume when in use for the quarter ended March 31, 2023 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of long futures contracts	$-	$232,641,730
Average notional value of short futures contracts	(60,520,705)	-

There were no transactions in purchased option contracts during the quarter ended March 31, 2023.

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of March 31, 2024 and December 31, 2023.

Fair Values of Derivative Instruments as of March 31, 2024 (Unaudited)
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
-1x Short VIX Futures ETF	$-	$-	$-	$1,419,057	$-	$1,419,057
2x Long VIX Futures ETF	2,247,997	-	2,247,997	-	-	-

Fair Values of Derivative Instruments as of December 31, 2023
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
-1x Short VIX Futures ETF	$-	$-	$-	$204,703	$-	$204,703
2x Long VIX Futures ETF	148,593	-	148,593	-	-	-

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at March 31, 2024 and December 31, 2023. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of March 31, 2024 (Unaudited)
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
-1x Short VIX Futures ETF	$(1,419,057)	$-	$-	$(1,419,057)
2x Long VIX Futures ETF	2,247,997	-	-	2,247,997

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2023
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
-1x Short VIX Futures ETF	$(204,703)	$-	$-	$(204,703)
2x Long VIX Futures ETF	148,593	-	-	148,593

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

Transaction Fees for the three months ended March 31, 2024 (Unaudited) and March 31, 2023 (Unaudited) were as follows:

Fund	Three Months Ended March 31, 2024 (Unaudited)	Three Months Ended March 31, 2023 (Unaudited)
-1x Short VIX Futures ETF	$43,110	$45,662
2x Long VIX Futures ETF	23,886	52,667
	$66,996	$98,329

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data is for a Share outstanding throughout the three months ended March 31, 2024 (Unaudited) and March 31, 2023 (Unaudited):

VS Trust
Financial Highlights

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31, 2024 (Unaudited)	March 31, 2024 (Unaudited)	March 31, 2023 (Unaudited)	March 31, 2023 (Unaudited)
Net Asset Value, Beginning of Period	$37.78	$13.73	$14.63	$29.25
Net investment loss (1)	(0.05)	(0.03)	(0.08)	(0.08)
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts (2)	4.78	(5.02)	2.00	(13.29)
Net Increase (Decrease) in Net Asset Value Resulting from Operations	4.73	(5.05)	1.92	(13.37)
Net Asset Value, End of Period	$42.51	$8.68	$16.55	$15.88
Market Value Per Share (3)	$42.36	$8.75	$16.51	$15.98
Total Return at Net Asset Value (4)	12.52%	-36.78%	13.12%	-45.71%
Total Return at Market Value (4)	12.27%	-36.31%	12.62%	-45.09%

Ratios to Average Net Assets: (5)
Expense ratio (6)	1.71%	2.42%	2.33%	2.19%
Net Investment Loss	-0.51%	-1.18%	-1.95%	-1.64%

(1)	Net investment loss per share represents net investment loss divided by the daily average shares of beneficial interest outstanding during the period.
(2)	Due to timing of capital share transactions, per share amounts may not compare with amounts appearing elsewhere within these Financial Statements.
(3)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds' net asset value is calculated.
(4)	Percentages are not annualized.
(5)	Percentages are annualized.
(6)	The expense ratio would be 2.30% and 2.19% respectively, for the quarter ended March 31, 2023 if brokerage commissions and futures and futures account fees were excluded.

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

Interest Income for the three months ended March 31, 2024 (Unaudited) and March 31, 2023 (Unaudited) were as follows:

Interest Income
Fund	Three Months Ended March 31, 2024 (Unaudited)	Three Months Ended March 31, 2023 (Unaudited)
-1x Short VIX Futures ETF	$383,780	$46,731
2x Long VIX Futures ETF	216,466	132,436
Total Trust	$600,246	$179,167

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2024, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended March 31, 2024.

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

The tables below provide information about each Fund’s Financial Instruments. As of March 31, 2024 (Unaudited) and December 31, 2023, each of the Fund’s positions were as follows:

-1x Short VIX Futures ETF

As of March 31, 2024, SVIX was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of March 31, 2024 (Unaudited) and December 31, 2023, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2024 (Unaudited)
Contract	Long or Short	Expiration Date	Contracts Sold	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE Volatility Index	Short	4/17/2024	(3,925)	$14.33	1,000	$(56,245,250)
CBOE Volatility Index	Short	5/22/2024	(2,289)	15.38	1,000	(35,204,820)

Futures Positions as of December 31, 2023
Contract	Long or Short	Expiration Date	Contracts Sold	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE Volatility Index	Short	1/17/2024	(5,055)	$14.04	1,000	$(70,972,200)
CBOE Volatility Index	Short	2/14/2024	(3,538)	15.29	1,000	(54,096,020)

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

2x Long VIX Futures ETF

As of March 31, 2024, UVIX was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2024 and December 31, 2023, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2024 (Unaudited)
Contract	Long or Short	Expiration Date	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE Volatility Index	Long	4/17/2024	6,695	$14.33	1,000	95,939,350
CBOE Volatility Index	Long	5/22/2024	3,905	15.38	1,000	60,058,900

Futures Positions as of December 31, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE Volatility Index	Long	1/17/2024	5,633	$14.04	1,000	$79,087,320
CBOE Volatility Index	Long	2/14/2024	3,943	15.29	1,000	60,288,470

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

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

Title of Securities Registered	Amount Registered as of March 31, 2024	Shares Sold For the Three Months Ended March 31, 2024 (Unaudited)	Sale Price of Shares Sold For the Three Months Ended March 31, 2024 (Unaudited)
-1x Short VIX Futures ETF	Unlimited	1,230,000	$47,147,706
2x Long VIX Futures ETF	Unlimited	5,710,000	59,004,987
Total Trust		6,940,000	$106,152,693

Item 3. Defaults Upon Senior Securities

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

Date: May 15, 2024

/s/ Justin Young
By:	Justin Young
Principal Financial and Accounting Officer

Date: May 15, 2024