Form 10-Q
period 2024-06-30
VS Trust
filed 2024-08-14
CIK 1793497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2024.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes ☐ No

As of June 30, 2024, the registrant had 18,824,975 shares of common stock, $0 par value per share, outstanding.

VS Trust

i

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Index

Documents	Page
Statements of Financial Condition, Schedule of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity, and Statements of Cash Flows:
-1x Short VIX Futures ETF	F-8
2x Long VIX Futures ETF	F-12
Notes to Financial Statements	F-16

VS Trust

Statements of Assets and Liabilities

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	June 30, 2024	June 30, 2024	December 31,	December 31,
	(Unaudited)	(Unaudited)	2023	2023
ASSETS
Cash	$1,170,776	$-	$5,032,398	$-
Investments in securities, at value *	49,753,353	18,227,598	14,917,099	8,009,153
Interest receivable	240,994	90,842	117,866	58,172
Prepaid expenses and other assets	20,234	17,715	16,781	31,493
Deposits at Broker for Futures and Options Contracts	137,692,583	63,129,095	115,003,174	61,750,311
Variation margin receivable	-	1,361,220	-	148,593
Other receivable	750	-	2,839	-
Total Assets	188,878,690	82,826,470	135,090,157	69,997,722

LIABILITIES
Payables
Variation margin payable	$1,682,338	$-	$204,703	$-
Due to Other	-	921	-	-
Fund shares redeemed	-	-	9,447,400	-
Payable to Sponsor	206,855	103,871	147,790	106,270
Administrative, accounting and custodian fees payable	38,953	32,312	28,065	25,429
Professional fees payable	216,733	241,991	154,412	133,724
Licensing and registration fees payable	50,736	65,165	50,368	67,303
Total Liabilities	2,195,615	444,260	10,032,738	332,726
NET ASSETS	$186,683,075	$82,382,210	$125,057,419	$69,664,996

NET ASSETS CONSIST OF:
Paid-in capital	$14,643,962	$493,008,105	$4,558,124	$424,281,739
Total distributable earnings (accumulated deficit)	172,039,113	(410,625,895)	120,499,295	(354,616,743)
Net Assets	$186,683,075	$82,382,210	$125,057,419	$69,664,996

Net Asset Value (unlimited shares authorized):
Class I (unlimited shares authorized):
Net Assets	$186,683,075	$82,382,210	$125,057,419	$69,664,996
Shares Outstanding^	3,910,000	14,914,975	3,310,000	5,074,975
Net Asset Value, Offering and Redemption Price per Share	$47.75	$5.52	$37.78	$13.73
Market Value per Share (Note 2)	$47.67	$5.60	$37.73	$13.73

* Investments in securities, at cost	$49,892,350	$18,227,598	$15,728,432	$8,009,153

^	No Par Value

See accompanying notes to the financial statements.

VS Trust

Statements of Operations

For the Three Months Ended June 30, 2024 and June 30, 2023 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	June 30, 2024	June 30, 2024	June 30, 2023	June 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INVESTMENT INCOME
Income:
Interest income	$744,592	$299,459	$74,800	$301,835
Total Income	744,592	299,459	74,800	301,835

Expenses:
Management fees	562,091	306,313	225,408	521,809
Administrative, accounting and custodian fees	33,644	33,398	24,727	33,684
Professional fees	74,638	96,229	80,185	81,279
Licensing and registration fees	25,772	3,113	31,769	24,392
Other	994	994	-	-
Broker interest expense	-	-	5,462	40
Total Expenses	697,139	440,047	367,551	661,204
Net Investment Income (Loss)	47,453	(140,588)	(292,751)	(359,369)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FUTURES CONTRACTS
Net realized gain (loss) on:
Options	(3,222,295)	-	-	-
Futures	39,231,885	(29,512,794)	37,164,451	(142,872,642)
Net change in unrealized appreciation (depreciation) of:
Options	(116,650)	-	-	-
Futures	(177,708)	3,707,269	(811,301)	(4,374,661)
Net realized and unrealized gain (loss) on investments and futures contracts	35,715,232	(25,805,525)	36,353,150	(147,247,303)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$35,762,685	$(25,946,113)	$36,060,399	$(147,606,672)

See accompanying notes to financial statements.

VS Trust

Statements of Operations

For the Six Months Ended June 30, 2024 and June 30, 2023 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Six Months Ended	Six Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024	June 30, 2023	June 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INVESTMENT INCOME
Income:
Interest income	$1,128,372	$515,925	$121,531	$434,271
Total Income	1,128,372	515,925	121,531	434,271

Expenses:
Management fees	994,505	592,945	394,913	919,658
Administrative, accounting and custodian fees	65,428	66,382	46,808	62,699
Professional fees	148,492	191,982	159,092	160,949
Licensing and registration fees	33,658	7,953	50,134	44,821
Other	1,967	1,967	-	-
Broker interest expense	-	-	8,613	320
Total Expenses	1,244,050	861,229	659,560	1,188,447
Net Investment loss	(115,678)	(345,304)	(538,029)	(754,176)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FUTURES CONTRACTS
Net realized gain (loss) on:
Options	(6,756,441)	-	-	-
Futures	62,272,953	(60,257,560)	42,451,505	(186,102,397)
Net change in unrealized appreciation (depreciation) of:
Options	672,336	-	-	-
Futures	(4,533,352)	4,593,712	5,362,473	(10,587,514)
Net realized and unrealized gain (loss) on investments and futures contracts	51,655,496	(55,663,848)	47,813,978	(196,689,911)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$51,539,818	$(56,009,152)	$47,275,949	$(197,444,087)

See accompanying notes to the financial statements.

VS Trust

Statements of Changes in Net Assets

For the Three Months Ended June 30, 2024 and June 30, 2023 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	June 30, 2024	June 30, 2024	June 30, 2023	June 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment income (loss)	$47,453	$(140,588)	$(292,751)	$(359,369)
Net realized gain (loss) on investments and futures contracts	36,009,590	(29,512,794)	37,164,451	(142,872,642)
Net change in unrealized appreciation (depreciation) of investments and futures contracts	(294,358)	3,707,269	(811,301)	(4,374,661)
Net increase (decrease) in net assets resulting from operations	35,762,685	(25,946,113)	36,060,399	(147,606,672)

CAPITAL SHARE TRANSACTIONS
Shares sold	146,784,826	100,534,349	33,849,864	174,563,374
Shares redeemed	(87,250,271)	(70,175,910)	(72,249,312)	(48,655,759)
Net increase (decrease) in net assets from capital share transactions	59,534,555	30,358,439	(38,399,448)	125,907,615
Total increase (decrease) in net assets	95,297,240	4,412,326	(2,339,049)	(21,699,057)

NET ASSETS
Beginning of Period	91,385,835	77,969,884	74,641,462	107,037,859
End of Period	$186,683,075	$82,382,210	$72,302,413	$85,338,802

See accompanying notes to the financial statements.

VS Trust

Statements of Changes in Net Assets

For the Six Months Ended June 30, 2024 and June 30, 2023 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Six Months Ended	Six Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024	June 30, 2023	June 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment loss	$(115,678)	$(345,304)	$(538,029)	$(754,176)
Net realized gain (loss) on investments and futures contracts	55,516,512	(60,257,560)	42,451,505	(186,102,397)
Net change in unrealized appreciation (depreciation) of investments and futures contracts	(3,861,016)	4,593,712	5,362,473	(10,587,514)
Net increase (decrease) in net assets resulting from operations	51,539,818	(56,009,152)	47,275,949	(197,444,087)

CAPITAL SHARE TRANSACTIONS
Shares sold	193,932,532	159,539,336	118,500,459	278,060,557
Shares redeemed	(183,846,694)	(90,812,970)	(139,852,598)	(120,766,434)
Net increase (decrease) in net assets from capital share transactions	10,085,838	68,726,366	(21,352,139)	157,294,123
Total increase (decrease) in net assets	61,625,656	12,717,214	25,923,810	(40,149,964)

NET ASSETS
Beginning of Period	125,057,419	69,664,996	46,378,603	125,488,766
End of Period	$186,683,075	$82,382,210	$72,302,413	$85,338,802

See accompanying notes to the financial statements.

VS Trust

Statements of Cash Flows

For the Three Months Ended June 30, 2024 and June 30, 2023 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	June 30, 2024	June 30, 2024	June 30, 2023	June 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$35,762,685	$(25,946,113)	$36,060,399	$(147,606,672)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Purchase of investments	(188,559,546)	(90,056,187)	(117,945,818)	(170,380,218)
Proceeds from sales or maturities of investments held	160,486,393	89,967,903	123,386,374	176,796,775
Net realized gain/loss on investments in options	3,222,295	-	-	-
Net change in unrealized appreciation/depreciation on investments in options	116,650	-	-	-
Decrease (Increase) in Deposits at broker for futures and options contracts	(73,044,072)	(8,610,768)	12,091,557	(9,303,378)
Decrease (Increase) in Variation margin receivable	-	886,777	(777,982)	-
Decrease (Increase) in interest receivable	(105,042)	979	19,618	9,245
Decrease (Increase) in other receivables	(750)	-	492	1,775
Decrease (Increase) in Prepaid expenses and other assets	4,039	18,084	(13,235)	(10,933)
Decrease (Increase) in Due from Other	-	-	26	-
Increase (Decrease) in Due to Custodian	-	-	(3,086,000)	2,491,372
Increase (Decrease) in Due to Other	-	921	-	-
Increase (Decrease) in Variation margin payable	263,281	-	-	2,165,122
Increase (Decrease) in Payable to Sponsor	85,507	1,606	(6,936)	4,019
Increase (Decrease) in Administrative, accounting and custodian fees payable	16,918	5,674	6,731	1,677
Increase (Decrease) in Professional fees payable	23,432	46,454	13,987	12,757
Increase (Decrease) in Licensing and registration fees payable	(1,658)	(7,168)	8,348	15,892
Net cash provided by (used in) operating activities	(61,729,868)	(33,691,838)	49,757,561	(145,802,567)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold, net of cost from shares purchased	146,784,826	100,534,349	30,240,210	192,593,274
Cost of shares redeemed	(87,250,271)	(70,175,910)	(79,997,771)	(46,790,707)
Net cash provided by (used in) financing activities	59,534,555	30,358,439	(49,757,561)	145,802,567
NET INCREASE IN CASH	(2,195,313)	(3,333,399)	-	-
Beginning of Period	$3,366,089	$3,333,399	$-	$-
End of Period	$1,170,776	$-	$-	$-

See accompanying notes to the financial statements.

VS Trust

Statements of Cash Flows

For the Six Months Ended June 30, 2024 and June 30, 2023 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Six Months Ended	Six Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024	June 30, 2023	June 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$51,539,818	$(56,009,152)	$47,275,949	$(197,444,087)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Purchase of investments	(345,494,235)	(171,901,444)	(227,091,533)	(309,353,524)
Proceeds from sales or maturities of investments held	304,573,876	161,682,999	227,091,533	308,086,262
Net realized gain/loss on investments in options	6,756,441	-	-	-
Net change in unrealized appreciation/depreciation on investments in options	(672,336)	-	-	-
Decrease (Increase) in Deposits at broker for futures and options contracts	(22,689,409)	(1,378,784)	(20,559,259)	31,518,493
Decrease (Increase) in Variation margin receivable	-	(1,212,627)	(1,242,108)	830,840
Decrease (Increase) in interest receivable	(123,128)	(32,670)	(294)	(14,869)
Decrease (Increase) in other receivables	2,089	-	318	19
Decrease (Increase) in Prepaid expenses and other assets	(3,453)	13,778	(24,085)	(10,101)
Increase (Decrease) in Due to Custodian	-	-	1,023,713	2,874,781
Increase (Decrease) in Due to Other	-	921	-	-
Increase (Decrease) in Variation margin payable	1,477,635	-	(187,030)	3,406,049
Increase (Decrease) in Payable to Sponsor	59,065	(2,399)	16,246	(37,988)
Increase (Decrease) in Administrative, accounting and custodian fees payable	10,888	6,883	(1,163)	(1,860)
Increase (Decrease) in Professional fees payable	62,321	108,267	43,758	42,621
Increase (Decrease) in Licensing and registration fees payable	368	(2,138)	14,166	27,868
Net cash provided by (used in) operating activities	(4,500,060)	(68,726,366)	26,360,211	(160,075,496)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold, net of cost from shares purchased	193,932,532	159,539,336	114,890,805	278,976,878
Cost of shares redeemed	(193,294,094)	(90,812,970)	(141,755,616)	(118,901,382)
Net cash provided by (used in) financing activities	638,438	68,726,366	(26,864,811)	160,075,496
NET INCREASE IN CASH	(3,861,622)	-	(504,600)	-
Beginning of Period	$5,032,398	$-	$504,600	$-
End of Period	$1,170,776	$-	$-	$-

See accompanying notes to the financial statements.

-1x Short VIX Futures ETF

Schedule of Investments

as of June 30, 2024 (Unaudited)

PURCHASED OPTIONS - 1.2%(a)(b)	Notional Amount	Contracts	Value
Call Options - 1.2%
CBOE Volatility Index, Expiration: 08/21/2024; Exercise Price: $24.00	52,870,000	42,500	$2,125,000
TOTAL PURCHASED OPTIONS (Cost $2,263,997)			2,125,000

	Shares
SHORT-TERM INVESTMENTS - 25.5%
Money Market Funds - 25.5%
First American Government Obligations Fund - 5.23%(c)	47,628,353	47,628,353
TOTAL SHORT-TERM INVESTMENTS (Cost $47,628,353)		47,628,353

TOTAL INVESTMENTS - 26.7% (Cost $49,892,350)		49,753,353
Other Assets in Excess of Liabilities - 73.3%(d)		136,929,722
TOTAL NET ASSETS - 100.0%		$186,683,075

Percentages are stated as a percent of net assets.

(a)	Exchange-traded
(b)	100 shares per contract.
(c)	The rate shown represents the 7-day effective yield as of June 30, 2024.
(d)	$137,692,583 of cash is pledged as collateral for futures and options contracts.

See accompanying notes to financial statements.

-1x Short VIX Futures ETF

Schedule of Open Futures Contracts

as of June 30, 2024 (Unaudited)

Description	Contracts Purchased	Expiration Date	Notional	Value/ Unrealized Appreciation (Depreciation)
CBOE Volatility Index	(7,528)	07/17/2024	$104,940,320	$2,405,033
CBOE Volatility Index	(5,475)	08/21/2024	81,577,500	1,042,299
Total Unrealized Appreciation (Depreciation)				$3,447,332

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

Schedule of Open Futures Contracts

December 31, 2023

Description	Contracts Purchased	Expiration Date	Notional	Value/ Unrealized Appreciation (Depreciation)
CBOE Volatility Index	(5,055)	1/17/2024	$70,972,200	$5,749,910
CBOE Volatility Index	(3,538)	2/14/2024	54,096,020	2,230,774
				$7,980,684

Total Unrealized Appreciation (Depreciation)				$7,980,684

See accompanying notes to financial statements.

2x Long VIX Futures ETF

Schedule of Investments

as of June 30, 2024 (Unaudited)

	Shares
SHORT-TERM INVESTMENTS - 22.1%
Money Market Funds - 22.1%
First American Government Obligations Fund - 5.23%(a)	18,227,598	$18,227,598
TOTAL SHORT-TERM INVESTMENTS (Cost $18,227,598)		18,227,598

TOTAL INVESTMENTS - 22.1% (Cost $18,227,598)		$18,227,598
Other Assets in Excess of Liabilities - 77.9%(b)		64,154,612
TOTAL NET ASSETS - 100.0%		$82,382,210

Percentages are stated as a percent of net assets.

(a)	The rate shown represents the 7-day effective yield as of June 30, 2024.
(b)	$63,129,095 of cash is pledged as collateral for futures contracts.

See accompanying notes to financial statements.

2x Long VIX Futures ETF

Schedule of Open Futures Contracts

as of June 30, 2024 (Unaudited)

Description	Contracts Purchased	Expiration Date	Notional	Value/ Unrealized Appreciation (Depreciation)
CBOE Volatility Index	6,654	7/17/2024	$92,756,760	$(2,308,571)
CBOE Volatility Index	4,839	8/21/2024	72,101,100	(1,275,335)
Total Unrealized Appreciation (Depreciation)				$(3,583,906)

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

VS Trust

NOTES TO FINANCIAL STATEMENTS

June 30, 2024 (unaudited)

NOTE 1 – ORGANIZATION

VS Trust (the “Trust”) is a Delaware statutory trust formed on October 24, 2019, and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of June 30, 2024, the following two series of the Trust have commenced investment operations: -1x Short VIX Futures ETF (“SVIX”) and 2x Long VIX Futures ETF (“UVIX”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the Cboe BZX Exchange (“Cboe BZX”).

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

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statements of Financial Condition dated June 30, 2024, and December 31, 2023, and represents cash, but does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the three months ended June 30, 2024, were typically as follows. All times are Eastern Standard Time:

Fund	Create/Redeem Cut-off* (EST)	NAV Calculation Time (EST)	NAV Calculation Date
-1x Short VIX Futures ETF and	2:00 p.m.	4:00 p.m.	June 30, 2024
2x Long VIX Futures ETF	2:00 p.m.	4:00 p.m.	June 30, 2024

*	Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended June 30, 2024.

Market value per Share is determined at the close of Cboe BZX and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the three months ended June 30, 2024.

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

The following table summarizes the valuation of investments at June 30, 2024 (Unaudited) and December 31, 2023 using the fair value hierarchy:

	June 30, 2024 (Unaudited)				December 31, 2023
-1x Short VIX Futures ETF	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investments
Purchased Options*	$2,125,000	$-	$–	$2,125,000	$360,000	$–	$–	$360,000
Short-Term Investment	47,628,353	-	-	$47,628,353	14,557,099	-	-	$14,557,099
Total Investments	$49,753,353	$-	$-	$49,753,353	$14,917,099	$-	$-	$14,917,099
Other Financial Instruments
Assets
Short Futures Contracts*	$–	$3,447,332	$–	$3,447,332	$–	$7,980,684	$–	$7,980,684
Total Other Financial Instruments	$–	$3,447,332	$-	$3,447,332	$-	$7,980,684	$-	$7,980,684

2x Long VIX Futures ETF	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investments
Short-Term Investments	$18,227,598	$-	$-	$18,227,598	$8,009,153	$-	$-	$8,009,153
Total Investments	$18,227,598	$-	$-	$18,227,598	$8,009,153	$-	$-	$8,009,153
Other Financial Instruments
Liabilities
Long Futures Contracts*	$-	$(3,583,906)	$-	$(3,583,906)	$-	$(8,177,618)	$-	$(8,177,618)
Total Other Financial Instruments	$-	$(3,583,906)	$-	$(3,583,906)	$-	$(8,177,618)	$-	$(8,177,618)

*	The tables above are based on market values or unrealized appreciation/(depreciation) rather than the notional amounts of derivatives. The uncertainties surrounding the valuation inputs for a derivative are likely to be more significant to a Fund’s NAV than the uncertainties surrounding inputs for a non-derivative security with the same market value.

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

Statements of Assets and Liabilities

Fair values of derivative instruments as of June 30, 2024 (Unaudited) and December 31, 2023:

	Statements of Assets and Liabilities Location	Fair Value		Statements of Assets and Liabilities Location	Fair Value
		As of June 30, 2024 (Unaudited)			As of December 31, 2023
-1x Short VIX Futures ETF		Assets	Liabilities		Assets	Liabilities
Purchased Option Contracts:
Index	Investments, at value	$2,125,000	$-	Investments, at value	$360,000	$-
Short Futures Contracts:
Index	Unrealized Appreciation*	3,447,332	-	Unrealized Appreciation*	7,980,684	-
Total fair values of derivative instruments		$5,572,332	$-		$8,340,684	$-

2x Long VIX Futures ETF		Assets	Liabilities		Assets	Liabilities
Long Futures Contracts:
Index	Unrealized Appreciation*	$-	$(3,583,906)	Unrealized Appreciation*	$-	$(8,177,618)
Total fair values of derivative instruments		$-	$(3,583,906)		$-	$(8,177,618)

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Futures Contracts. Only current day's variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

Statements of Operations

The effect of derivative instruments on the Statement of Operations for the three months ended June 30, 2024 (Unaudited) and June 30, 2023 (Unaudited):

	Net Realized Gain (Loss) on Derivatives			Net Realized Gain (Loss) on Derivatives
	For the three months ended June 30, 2024 (Unaudited)			For the three months ended June 30, 2023 (Unaudited)

-1x Short VIX Futures ETF	Purchased	Short		Purchased	Short
	Option	Futures		Option	Futures
Derivatives	Contracts*	Contracts	Total	Contracts*	Contracts	Total
Index Contracts	$(3,222,295)	$39,231,885	$36,009,590	$-	$37,164,451	$37,164,451
Total	$(3,222,295)	$39,231,885	$36,009,590	$-	$37,164,451	$37,164,451

2x Long VIX Futures ETF	Purchased	Long		Purchased	Long
	Option	Futures		Option	Futures
Derivatives	Contracts*	Contracts	Total	Contracts*	Contracts	Total
Index Contracts	$-	$(29,512,794)	$(29,512,794)	$-	$(142,872,642)	$(142,872,642)
Total	$-	$(29,512,794)	$(29,512,794)	$-	$(142,872,642)	$(142,872,642)

	Net Change in Unrealized Appreciation (Depreciation) on Derivatives			Net Change in Unrealized Appreciation (Depreciation) on Derivatives
	For the three months ended June 30, 2024 (Unaudited)			For the three months ended June 30, 2023 (Unaudited)

-1x Short VIX Futures ETF	Purchased	Short		Purchased	Short
	Option	Futures		Option	Futures
Derivatives	Contracts**	Contracts	Total	Contracts**	Contracts	Total
Index Contracts	$(116,650)	$(177,708)	$(294,358)	$-	$(811,301)	$(811,301)
Total	$(116,650)	$(177,708)	$(294,358)	$-	$(811,301)	$(811,301)

2x Long VIX Futures ETF	Purchased	Long		Purchased	Long
	Option	Futures		Option	Futures
Derivatives	Contracts**	Contracts	Total	Contracts**	Contracts	Total
Index Contracts	$-	$3,707,269	$3,707,269	$-	$(4,374,661)	$(4,374,661)
Total	$-	$3,707,269	$3,707,269	$-	$(4,374,661)	$(4,374,661)

The following table indicates the average volume when in use for the quarter ended June 30, 2024 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of long futures contracts	$-	$160,428,055
Average notional value of short futures contracts	(138,983,945)	-

The following table indicates the average volume when in use for the quarter ended June 30, 2023 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of long futures contracts	$-	192,492,175
Average notional value of short futures contracts	$(72,115,655)	-

The following table indicates the average volume when in use for the quarter ended June 30, 2024 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of purchased options contracts	$45,827,900	$-

There were no transactions in purchased option contracts during the quarter ended June 30, 2023.

The effect of derivative instruments on the Statement of Operations for the six months ended June 30, 2024 (Unaudited) and June 30, 2023 (Unaudited):

	Net Realized Gain (Loss) on Derivatives			Net Realized Gain (Loss) on Derivatives
	For the six months ended June 30, 2024 (Unaudited)			For the six months ended June 30, 2023 (Unaudited)

-1x Short VIX Futures ETF	Purchased	Short		Purchased	Short
	Option	Futures		Option	Futures
Derivatives	Contracts*	Contracts	Total	Contracts*	Contracts	Total
Index Contracts	$(6,756,441)	$62,272,953	$55,516,512	$-	$42,451,505	$42,451,505
Total	$(6,756,441)	$62,272,953	$55,516,512	$-	$42,451,505	$42,451,505

2x Long VIX Futures ETF	Purchased	Long		Purchased	Long
	Option	Futures		Option	Futures
Derivatives	Contracts*	Contracts	Total	Contracts*	Contracts	Total
Index Contracts	$-	$(60,257,560)	$(60,257,560)	$-	$(186,102,397)	$(186,102,397)
Total	$-	$(60,257,560)	$(60,257,560)	$-	$(186,102,397)	$(186,102,397)

	Net Change in Unrealized Appreciation (Depreciation) on Derivatives			Net Change in Unrealized Appreciation (Depreciation) on Derivatives
	For the six months ended June 30, 2024 (Unaudited)			For the six months ended June 30, 2023 (Unaudited)

-1x Short VIX Futures ETF	Purchased	Short		Purchased	Short
	Option	Futures		Option	Futures
Derivatives	Contracts**	Contracts	Total	Contracts**	Contracts	Total
Index Contracts	$672,336	$(4,533,352)	$(3,861,016)	$-	$5,362,473	$5,362,473
Total	$672,336	$(4,533,352)	$(3,861,016)	$-	$5,362,473	$5,362,473

2x Long VIX Futures ETF	Purchased	Long		Purchased	Long
	Option	Futures		Option	Futures
Derivatives	Contracts**	Contracts	Total	Contracts**	Contracts	Total
Index Contracts	$-	$4,593,712	$4,593,712	$-	$(10,587,514)	$(10,587,514)
Total	$-	$4,593,712	$4,593,712	$-	$(10,587,514)	$(10,587,514)

*	The amounts disclosed are included in the realized gain (loss) on investments.

**	The amounts disclosed are included in the change in unrealized appreciation (depreciation) on investments.

The following table indicates the average volume when in use for the six months ended June 30, 2024 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of long futures contracts	$-	$153,410,633
Average notional value of short futures contracts	(134,345,370)	-

The following table indicates the average volume when in use for the six months ended June 30, 2023 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of long futures contracts	$-	$212,021,687
Average notional value of short futures contracts	(63,539,863)	-

The following table indicates the average volume when in use for the six months ended June 30, 2024 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of purchased options contracts	$41,159,514	$-

There were no transactions in purchased option contracts during the six months ended June 30, 2023.

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of June 30, 2024 and December 31, 2023.

Fair Values of Derivative Instruments as of June 30, 2024 (Unaudited)
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
-1x Short VIX Futures ETF	$-	$-	$-	$1,682,338	$-	$1,682,338
2x Long VIX Futures ETF	1,361,220	-	1,361,220	-	-	-

Fair Values of Derivative Instruments as of December 31, 2023
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
-1x Short VIX Futures ETF	$-	$-	$-	$204,703	$-	$204,703
2x Long VIX Futures ETF	148,593	-	148,593	-	-	-

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at June 30, 2024 and December 31, 2023. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of June 30, 2024 (Unaudited)
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
-1x Short VIX Futures ETF	$(1,682,338)	$-	$-	$(1,682,338)
2x Long VIX Futures ETF	1,361,220	-	-	1,361,220

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2023
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
-1x Short VIX Futures ETF	$(204,703)	$-	$-	$(204,703)
2x Long VIX Futures ETF	148,593	-	-	148,593

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

Transaction Fees for the three months ended June 30, 2024 (Unaudited) and June 30, 2023 (Unaudited) were as follows:

Fund	Three Months Ended June 30, 2024 (Unaudited)	Three Months Ended June 30, 2023 (Unaudited)
-1x Short VIX Futures ETF	$70,190	$31,820
2x Long VIX Futures ETF	51,197	66,946
	$121,387	$98,766

Fund	Six Months Ended June 30, 2024 (Unaudited)	Six Months Ended June 30, 2023 (Unaudited)
-1x Short VIX Futures ETF	$113,300	$77,483
2x Long VIX Futures ETF	75,083	119,613
	$188,383	$197,096

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data is for a Share outstanding throughout the three months ended June 30, 2024 (Unaudited) and June 30, 2023 (Unaudited):

VS Trust

Financial Highlights

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	June 30, 2024 (Unaudited)	June 30, 2024 (Unaudited)	June 30, 2023 (Unaudited)	June 30, 2023 (Unaudited)
Net Asset Value, Beginning of Period	$42.51	$8.68	$16.55	$15.88
Net investment loss (1)	0.01	(0.01)	(0.09)	(0.03)
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts (2)	5.23	(3.15)	11.67	(11.41)
Net Increase (Decrease) in Net Asset Value Resulting from Operations	5.24	(3.16)	11.58	(11.44)
Net Asset Value, End of Period	$47.75	$5.52	$28.13	$4.44
Market Value Per Share (3)	$47.67	$5.60	$28.07	$4.46
Total Return at Net Asset Value (4)	12.33%	-36.41%	69.97%	-72.04%
Total Return at Market Value (4)	12.54%	-36.00%	70.02%	-72.09%

Ratios to Average Net Assets: (5)
Expense ratio (6)	1.67%	2.37%	2.20%	2.09%
Net Investment Loss	0.11%	-0.76%	-1.75%	-1.14%

(1)	Net investment loss per share represents net investment loss divided by the daily average shares of beneficial interest outstanding during the period.
(2)	Due to timing of capital share transactions, per share amounts may not compare with amounts appearing elsewhere within these Financial Statements.
(3)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds' net asset value is calculated.
(4)	Percentages are not annualized for the period ended June 30, 2024 and June 30, 2023.
(5)	Percentages are annualized.
(6)	The expense ratio would be 1.67% and 2.37% respectively, for the three months ended June 30, 2024, and 2.17% and 2.09% for the three months ended June 30, 2023 if brokerage commissions and futures and futures account fees were excluded.

See accompanying notes to financial statements.

Selected data is for a Share outstanding throughout the Six Months Ended June 30, 2024 (Unaudited) and June 30, 2023 (Unaudited)

VS Trust

Financial Highlights

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Six Months Ended	Six Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024 (Unaudited)	June 30, 2024 (Unaudited)	June 30, 2023 (Unaudited)	June 30, 2023 (Unaudited)
Net Asset Value, Beginning of Period	$37.78	$13.73	$14.63	$29.25
Net investment loss (1)	(0.03)	(0.04)	(0.17)	(0.08)
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts (2)	10.00	(8.17)	13.67	(24.73)
Net Increase (Decrease) in Net Asset Value Resulting from Operations	9.97	(8.21)	13.50	(24.81)
Net Asset Value, End of Period	$47.75	$5.52	$28.13	$4.44
Market Value Per Share(3)	$47.67	$5.60	$28.07	$4.46
Total Return at Net Asset Value (4)	26.39%	-59.80%	92.28%	-84.82%
Total Return at Market Value (4)	26.35%	-59.21%	91.47%	-84.67%

Ratios to Average Net Assets: (5)
Expense ratio (6)	1.69%	2.40%	2.25%	2.13%
Net Investment Loss	-0.16%	-0.96%	-1.84%	-1.35%

(1)	Net investment loss per share represents net investment loss divided by the daily average shares of beneficial interest outstanding during the period.
(2)	Due to timing of capital share transactions, per share amounts may not compare with amounts appearing elsewhere within these Financial Statements.
(3)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds' net asset value is calculated.
(4)	Percentages are not annualized for the period ended June 30, 2024 and June 30, 2023.
(5)	Percentages are annualized.
(6)	The expense ratio would be 1.69% and 2.40% respectively, for the six months ended June 30, 2024, and 2.23% and 2.13% for the six months ended June 30, 2023 if brokerage commissions and futures and futures account fees were excluded.

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

Interest Income for the three months ended June 30, 2024 (Unaudited) and June 30, 2023 (Unaudited) were as follows:

Interest Income
Fund	Three Months Ended June 30, 2024 (Unaudited)	Three Months Ended June 30, 2023 (Unaudited)
-1x Short VIX Futures ETF	$744,592	$74,800
2x Long VIX Futures ETF	299,459	301,835
Total Trust	$1,044,051	$376,635

Interest Income for the six months ended June 30, 2024 (Unaudited), and June 30, 2023 (Unaudited) were as follows.

Fund	Six Months Ended June 30, 2024 (Unaudited)	Six Months Ended June 30, 2023 (Unaudited)
-1x Short VIX Futures ETF	$1,128,372	$121,531
2x Long VIX Futures ETF	515,925	434,271
Total Trust	$1,644,297	$555,802

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2024, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended June 30, 2024.

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

The tables below provide information about each Fund’s Financial Instruments. As of June 30, 2024 (Unaudited) and December 31, 2023, each of the Fund’s positions were as follows:

-1x Short VIX Futures ETF

As of June 30, 2024, SVIX was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of June 30, 2024 (Unaudited) and December 31, 2023, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2024 (Unaudited)
Contract	Long or Short	Expiration Date	Contracts Sold	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE Volatility Index	Short	7/17/2024	(7,528)	$13.94	1,000	$(104,940,320)
CBOE Volatility Index	Short	8/21/2024	(5,475)	14.90	1,000	(81,577,500)

Futures Positions as of December 31, 2023
Contract	Long or Short	Expiration Date	Contracts Sold	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE Volatility Index	Short	1/17/2024	(5,055)	$14.04	1,000	$(70,972,200)
CBOE Volatility Index	Short	2/14/2024	(3,538)	15.29	1,000	(54,096,020)

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

2x Long VIX Futures ETF

As of June 30, 2024, UVIX was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2024 and December 31, 2023, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2024 (Unaudited)
Contract	Long or Short	Expiration Date	Contracts Sold	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE Volatility Index	Long	7/17/2024	6,654	$13.94	1,000	$92,756,760
CBOE Volatility Index	Long	8/21/2024	4,839	14.90	1,000	72,101,100

Futures Positions as of December 31, 2023
Contract	Long or Short	Expiration	Contracts Sold	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE Volatility Index	Long	1/17/2024	5,633	$14.04	1,000	$79,087,320
CBOE Volatility Index	Long	2/14/2024	3,943	15.29	1,000	60,288,470

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of June 30, 2022, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

Title of Securities Registered	Amount Registered as of June 30, 2024	Shares Sold For the Three Months Ended June 30, 2024 (Unaudited)	Sale Price of Shares Sold For the Three Months Ended June 30, 2024 (Unaudited)
-1x Short VIX Futures ETF	Unlimited	3,770,000	$146,784,826
2x Long VIX Futures ETF	Unlimited	13,820,000	100,534,349
Total Trust		17,590,000	$247,319,175

Title of Securities Registered	Amount Registered as of June 30, 2024	Shares Sold For the Six Months Ended June 30, 2024	Sale Price of Shares Sold For the Six Months Ended June 30, 2024
-1x Short VIX Futures ETF	Unlimited	5,000,000	193,932,532
2x Long VIX Futures ETF	Unlimited	19,530,000	159,539,336
Total Trust		24,530,000	353,471,868

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

VS Trust

/s/ Justin Young
By:	Justin Young
Principal Executive Officer

Date:	August 14, 2024

/s/ Justin Young
By:	Justin Young
Principal Financial and Accounting Officer

Date:	August 14, 2024