Form 10-Q
period 2024-09-30
VS Trust
filed 2024-11-13
CIK 1793497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2024.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes ☐ No

As of September 30, 2024, the registrant had 47,024,975 shares of common stock, $0 par value per share, outstanding.

VS Trust

i

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

VS Trust

Statements of Assets and Liabilities

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	September 30, 2024 (Unaudited)	September 30, 2024 (Unaudited)	December 31, 2023	December 31, 2023
ASSETS
Cash	$-	$-	$5,032,398	$-
Investments in securities, at value *	141,574,165	61,137,595	14,917,099	8,009,153
Interest receivable	734,901	181,297	117,866	58,172
Prepaid expenses and other assets	18,566	47,299	16,781	31,493
Deposits at Broker for Futures and Options Contracts	175,083,863	112,415,389	115,003,174	61,750,311
Variation margin receivable	5,608,945	-	-	148,593
Other receivable	1,380	-	2,839	-
Total Assets	323,021,820	173,781,580	135,090,157	69,997,722

LIABILITIES
Payables
Variation margin payable	$-	$6,246,194	$204,703	$-
Due to Other	-	955
Fund shares redeemed	4,600,608	-	9,447,400	-
Payable to Sponsor	398,712	184,564	147,790	106,270
Administrative, accounting and custodian fees payable	61,073	44,611	28,065	25,429
Professional fees payable	244,274	238,353	154,412	133,724
Licensing and registration fees payable	52,394	69,049	50,368	67,303
Total Liabilities	5,357,061	6,783,726	10,032,738	332,726
NET ASSETS	$317,664,759	$166,997,854	$125,057,419	$69,664,996

NET ASSETS CONSIST OF:
Paid-in capital	$176,375,307	$583,715,784	$4,558,124	$424,281,739
Total distributable earnings (accumulated deficit)	141,289,452	(416,717,930)	120,499,295	(354,616,743)
Net Assets	$317,664,759	$166,997,854	$125,057,419	$69,664,996

Net Asset Value (unlimited shares authorized):
Class I (unlimited shares authorized):
Net Assets	$317,664,759	$166,997,854	$125,057,419	$69,664,996
Shares Outstanding^	11,740,000	35,284,975	3,310,000	5,074,975
Net Asset Value, Offering and Redemption Price per Share	$27.06	$4.73	$37.78	$13.73
Market Value per Share (Note 2)	$27.07	$4.72	$37.73	$13.73

*Investments in securities, at cost	$141,702,660	$61,137,595	$15,728,432	$8,009,153
^ No Par Value

See accompanying notes to the financial statements.

VS Trust

Statements of Operations

For the Three Months Ended September 30, 2024 and September 30, 2023 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	September 30, 2024	September 30, 2024	September 30, 2023	September 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INVESTMENT INCOME
Income:
Interest income	$1,893,485	$407,680	$86,183	$257,541
Total Income	1,893,485	407,680	86,183	257,541

Expenses:
Management fees	1,134,109	416,604	293,542	365,111
Administrative, accounting and custodian fees	38,836	23,860	27,917	28,148
Professional fees	76,233	94,517	81,552	81,188
Licensing and registration fees	(10,647)	3,883	7,688	13,740
Other	1,006	1,006	-	-
Broker interest expense	47,307	-	-	-
Total Expenses	1,286,844	539,870	410,699	488,187
Net Investment Income (Loss)	606,641	(132,190)	(324,516)	(230,646)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FUTURES CONTRACTS
Net realized gain (loss) on:
Options	266,733	-	-	-
Futures	(28,508,230)	(7,095,465)	15,738,591	(42,049,000)
Net change in unrealized appreciation (depreciation) of:
Options	10,502	-	-	-
Futures	(3,125,307)	1,135,620	(12,928,171)	30,931,703
Net realized and unrealized gain (loss) on investments and futures contracts	(31,356,302)	(5,959,845)	2,810,420	(11,117,297)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(30,749,661)	$(6,092,035)	$2,485,904	$(11,347,943)

See accompanying notes to the financial statements.

VS Trust

Statements of Operations

For the Nine Months Ended September 30, 2024 and September 30, 2023 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Nine Months Ended	Nine Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024	September 30, 2023	September 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INVESTMENT INCOME
Income:
Interest income	$3,021,857	$923,605	$207,714	$691,812
Total Income	3,021,857	923,605	207,714	691,812

Expenses:
Management fees	2,128,614	1,009,549	688,455	1,284,769
Administrative, accounting and custodian fees	104,264	90,242	74,725	90,847
Professional fees	224,725	286,499	240,644	242,137
Licensing and registration fees	23,011	11,836	57,822	58,561
Other	2,973	2,973	-	-
Broker interest expense	47,307	-	8,613	320
Total Expenses	2,530,894	1,401,099	1,070,259	1,676,634
Net Investment Income (Loss)	490,963	(477,494)	(862,545)	(984,822)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FUTURES CONTRACTS
Net realized gain (loss) on:
Options	(6,489,708)	-	-	-
Futures	33,764,723	(67,353,025)	58,190,096	(228,151,397)
Net change in unrealized appreciation (depreciation) of:
Options	682,838	-	-	-
Futures	(7,658,659)	5,729,332	(7,565,698)	20,344,189
Net realized and unrealized gain (loss) on investments and futures contracts	20,299,194	(61,623,693)	50,624,398	(207,807,208)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$20,790,157	$(62,101,187)	$49,761,853	$(208,792,030)

See accompanying notes to the financial statements.

VS Trust

Statements of Changes in Net Assets

For the Three Months Ended September 30, 2024 and September 30, 2023 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	September 30, 2024	September 30, 2024	September 30, 2023	September 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment Income (Loss)	$606,641	$(132,190)	$(324,516)	$(230,646)
Net realized gain (loss) on investments and futures contracts	(28,241,497)	(7,095,465)	15,738,591	(42,049,000)
Net change in unrealized appreciation (depreciation) of investments and futures contracts	(3,114,805)	1,135,620	(12,928,171)	30,931,703
Net increase (decrease) in net assets resulting from operations	(30,749,661)	(6,092,035)	2,485,904	(11,347,943)

CAPITAL SHARE TRANSACTIONS
Shares sold	546,031,939	232,642,352	68,508,308	91,271,140
Shares redeemed	(384,300,594)	(141,934,673)	(32,840,529)	(77,058,854)
Net increase (decrease) in net assets from capital share transactions	161,731,345	90,707,679	35,667,779	14,212,286
Total increase (decrease) in net assets	130,981,684	84,615,644	38,153,683	2,864,343

NET ASSETS
Beginning of Period	186,683,075	82,382,210	72,302,413	85,338,802
End of Period	$317,664,759	$166,997,854	$110,456,096	$88,203,145

See accompanying notes to the financial statements.

VS Trust

Statements of Changes in Net Assets

For the Nine Months Ended September 30, 2024 and September 30, 2023 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Nine Months Ended	Nine Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024	September 30, 2023	September 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment Income (Loss)	$490,963	$(477,494)	$(862,545)	$(984,822)
Net realized gain (loss) on investments and futures contracts	27,275,015	(67,353,025)	58,190,096	(228,151,397)
Net change in unrealized appreciation (depreciation) of investments and futures contracts	(6,975,821)	5,729,332	(7,565,698)	20,344,189
Net increase (decrease) in net assets resulting from operations	20,790,157	(62,101,187)	49,761,853	(208,792,030)

CAPITAL SHARE TRANSACTIONS
Shares sold	739,964,471	392,181,688	187,008,767	369,331,697
Shares redeemed	(568,147,288)	(232,747,643)	(172,693,127)	(197,825,288)
Net increase (decrease) in net assets from capital share transactions	171,817,183	159,434,045	14,315,640	171,506,409
Total increase (decrease) in net assets	192,607,340	97,332,858	64,077,493	(37,285,621)

NET ASSETS
Beginning of Period	125,057,419	69,664,996	46,378,603	125,488,766
End of Period	$317,664,759	$166,997,854	$110,456,096	$88,203,145

See accompanying notes to the financial statements.

VS Trust

Statements of Cash Flows

For the Three Months Ended September 30, 2024 and September 30, 2023 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	September 30, 2024	September 30, 2024	September 30, 2023	September 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(30,749,661)	$(6,092,035)	$2,485,904	$(11,347,943)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Purchase of investments	(527,230,306)	(233,003,884)	(113,633,779)	(133,007,714)
Proceeds from sales or maturities of investments held	435,686,729	190,093,887	105,960,099	118,168,760
Net realized gain/loss on investments in options	(266,733)	-	-	-
Net change in unrealized appreciation/depreciation on investments in options	(10,502)	-	-	-
Decrease (Increase) in Deposits at broker for futures and options contracts	(37,391,280)	(49,286,294)	(35,708,583)	28,009,343
Decrease (Increase) in Variation margin receivable	(5,608,945)	1,361,220	1,242,108	(1,945,302)
Decrease (Increase) in Prepaid expenses and other assets	1,668	(29,584)	9,391	(16,431)
Decrease (Increase) in interest receivable	(493,907)	(90,455)	(26,812)	(47,053)
Decrease (Increase) in other receivables	(630)	-	253	(1,521)
Increase (Decrease) in Due to Custodian	-	-	(1,023,713)	(2,874,781)
Increase (Decrease) in Due to Other	-	34	-	6
Increase (Decrease) in Variation margin payable	(1,682,338)	6,246,194	1,327,607	(3,406,049)
Increase (Decrease) in Payable to Sponsor	191,857	80,693	41,257	(13,210)
Increase (Decrease) in Administrative, accounting and custodian fees payable	22,120	12,299	3,262	7,567
Increase (Decrease) in Professional fees payable	27,541	(3,638)	34,701	33,913
Increase (Decrease) in Licensing and registration fees payable	1,658	3,884	10,872	14,275
Net cash provided by (used in) operating activities	(167,502,729)	(90,707,679)	(39,277,433)	(6,426,140)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold, net of receivable for shares sold	546,031,939	232,642,352	72,117,962	85,350,046
Cost of shares redeemed, net of payable for shares purchased	(379,699,986)	(141,934,673)	(32,840,529)	(78,923,906)
Net cash provided by (used in) financing activities	166,331,953	90,707,679	39,277,433	6,426,140
NET DECREASE IN CASH	(1,170,776)	-	-	-
Beginning of Period	1,170,776	-	-	-
End of Period	$-	$-	$-	$-

See accompanying notes to the financial statements.

VS Trust

Statements of Cash Flows

For the Nine Months Ended September 30, 2024 and September 30, 2023 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Nine Months Ended	Nine Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024	September 30, 2023	September 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$20,790,157	$(62,101,187)	$49,761,853	$(208,792,030)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Purchase of investments	(872,724,542)	(404,905,328)	(340,725,312)	(442,361,238)
Proceeds from sales or maturities of investments held	740,260,607	351,776,886	333,051,632	426,255,022
Net realized gain/loss on investments in options	6,489,708	-	-	-
Net change in unrealized appreciation/depreciation on investments in options	(682,838)	-	-	-
Decrease (Increase) in Deposits at broker for futures and options contracts	(60,080,689)	(50,665,078)	(56,267,842)	59,527,835
Decrease (Increase) in Variation margin receivable	(5,608,945)	148,593	-	(1,114,462)
Decrease (Increase) in Prepaid expenses and other assets	(1,785)	(15,806)	(14,694)	(26,532)
Decrease (Increase) in interest receivable	(617,035)	(123,125)	(27,106)	(61,922)
Decrease (Increase) in other receivables	1,459	-	571	(1,502)
Increase (Decrease) in Due to Custodian	-	-	-	6
Increase (Decrease) in Due to Other	-	955	-	-
Increase (Decrease) in Variation margin payable	(204,703)	6,246,194	1,140,577	-
Increase (Decrease) in Payable to Sponsor	250,922	78,294	57,503	(51,198)
Increase (Decrease) in Administrative, accounting and custodian fees payable	33,008	19,182	2,099	5,707
Increase (Decrease) in Professional fees payable	89,862	104,629	78,459	76,534
Increase (Decrease) in Licensing and registration fees payable	2,026	1,746	25,038	42,143
Net cash provided by (used in) operating activities	(172,002,788)	(159,434,045)	(12,917,222)	(166,501,637)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold, net of receivable from shares sold	739,964,470	392,181,688	187,008,767	364,326,925
Cost of shares redeemed, net of payable from shares purchased	(572,994,080)	(232,747,643)	(174,596,145)	(197,825,288)
Net cash provided by (used in) financing activities	166,970,390	159,434,045	12,412,622	166,501,637
NET DECREASE IN CASH	(5,032,398)	-	(504,600)	-
Beginning of Period	5,032,398	-	504,600	-
End of Period	$-	$-	$-	$-

See accompanying notes to the financial statements.

-1x Short VIX Futures ETF

Schedule of Investments

as of September 30, 2024 (Unaudited)

PURCHASED OPTIONS - 0.6%(a)(b)	Notional Amount	Contracts	Value
Call Options - 0.6%
CBOE Volatility Index, Expiration: 11/20/2024; Exercise Price: $28.00	$26,768,000	16,000	$1,744,000
TOTAL PURCHASED OPTIONS (Cost $1,872,495)			1,744,000

	Shares
SHORT-TERM INVESTMENTS - 44.0%
Money Market Funds - 44.0%
First American Government Obligations Fund - 4.82% (c)	139,830,165	139,830,165
TOTAL SHORT-TERM INVESTMENTS (Cost $139,830,165)		139,830,165

TOTAL INVESTMENTS - 44.6% (Cost $141,702,660)		141,574,165
Other Assets in Excess of Liabilities - 55.4%(d)		176,090,594
TOTAL NET ASSETS - 100.0%		$317,664,759

Percentages are stated as a percent of net assets.

(a)	Exchange-traded.

(b)	100 shares per contract.

(c)	The rate shown represents the 7-day annualized effective yield as of September 30, 2024.

(d)	175,083,863 of cash is pledged as collateral for futures and options contracts.

See accompanying notes to the financial statements.

-1x Short VIX Futures ETF

Schedule of Open Futures Contracts

as of September 30, 2024 (Unaudited)

Description	Contracts Sold	Expiration Date	Notional Value	Value/ Unrealized Appreciation (Depreciation)
CBOE Volatility Index	(9,419)	10/16/2024	$177,830,720	$905,358
CBOE Volatility Index	(7,707)	11/20/2024	139,804,980	(1,915,106)
Total Unrealized Appreciation (Depreciation)				$(1,009,748)

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

See accompanying notes to the financial statements.

2x Long VIX Futures ETF

Schedule of Investments

as of September 30, 2024 (Unaudited)

	Shares
SHORT-TERM INVESTMENTS - 36.6%
Money Market Funds - 36.6%
First American Government Obligations Fund - 4.82% (a)	61,137,595	$61,137,595
TOTAL SHORT-TERM INVESTMENTS (Cost $61,137,595)		61,137,595

TOTAL INVESTMENTS - 36.6% (Cost $61,137,595)		61,137,595
Other Assets in Excess of Liabilities - 63.4%(b)		105,860,259
TOTAL NET ASSETS - 100.0%		$166,997,854

Percentages are stated as a percent of net assets.

(a)	The rate shown represents the 7-day annualized effective yield as of September 30, 2024.

(b)	112,415,389 of cash is pledged as collateral for futures contracts.

See accompanying notes to the financial statements.

2x Long VIX Futures ETF

Schedule of Open Futures Contracts

as of September 30, 2024 (Unaudited)

Description	Contracts Purchased	Expiration Date	Notional Value	Value / Unrealized Appreciation (Depreciation)
CBOE Volatility Index	9,907	10/16/2024	$187,044,160	$(3,541,691)
CBOE Volatility Index	8,106	11/20/2024	147,042,840	1,093,405
Total Unrealized Appreciation (Depreciation)				$(2,448,286)

See accompanying notes to the financial statements.

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

See accompanying notes to the financial statements.

2x Long VIX Futures ETF

Schedule of Open Futures Contracts

as of December 31, 2023

Description	Contracts Purchased	Expiration Date	Notional	Value/ Unrealized Appreciation (Depreciation)
CBOE Volatility Index	5,633	1/17/2024	$79,087,320	$(5,616,125)
CBOE Volatility Index	3,943	2/14/2024	60,288,470	(2,561,493)
				$(8,177,618)

Total Unrealized Appreciation (Depreciation)				$(8,177,618)

See accompanying notes to the financial statements.

VS Trust

NOTES TO FINANCIAL STATEMENTS

September 30, 2024 (unaudited)

NOTE 1 – ORGANIZATION

VS Trust (the “Trust”) is a Delaware statutory trust formed on October 24, 2019, and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of September 30, 2024, the following two series of the Trust have commenced investment operations: -1x Short VIX Futures ETF (“SVIX”) and 2x Long VIX Futures ETF (“UVIX”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the Cboe BZX Exchange (“Cboe BZX”).

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

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statements of Financial Condition dated September 30, 2024, and December 31, 2023, and represents cash, but does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the three months ended September 30, 2024, were typically as follows. All times are Eastern Standard Time:

Fund	Create/Redeem Cut-off* (EST)	NAV Calculation Time (EST)	NAV Calculation Date
-1x Short VIX Futures ETF and	2:00 p.m.	4:00 p.m.	September 30, 2024
2x Long VIX Futures ETF	2:00 p.m.	4:00 p.m.	September 30, 2024

*	Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended September 30, 2024.

Market value per Share is determined at the close of Cboe BZX and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the three months ended September 30, 2024.

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

The following table summarizes the valuation of investments at September 30, 2024 (Unaudited) and December 31, 2023 using the fair value hierarchy:

	September 30, 2024 (Unaudited)				December 31, 2023
-1x Short VIX Futures ETF	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investments
Purchased Options*	$1,744,000	$-	$–	$1,744,000	$360,000	$–	$–	$360,000
Short-Term Investment	139,830,165	-	-	139,830,165	14,557,099	-	-	14,557,099
Total Investments	$141,574,165	$-	$-	$141,574,165	$14,917,099	$-	$-	$14,917,099

Other Financial Instruments*
Short Futures Contracts	$–	$905,358	$–	$905,358	$–	$7,980,684	$–	$7,980,684
Total Other Financial Instruments	$–	$905,358	$-	$905,358	$–	$7,980,684	$-	$7,980,684

Liabilities
Other Financial Instruments*
Short Futures Contracts	$–	$(1,915,106)	$–	$(1,915,106)	$–	$–	$–	$–
Total Other Financial Instruments	$–	$(1,915,106)	$-	$(1,915,106)	$-	$–	$-	$–

2x Long VIX Futures ETF	Level1	Level2	Level3	Total	Level1	Level2	Level3	Total
Assets
Investments
Short-Term Investments	$61,137,595	$-	$-	$61,137,595	$8,009,153	$-	$-	$8,009,153
Total Investments	$61,137,595	$-	$-	$61,137,595	$8,009,153	$-	$-	$8,009,153

Other Financial Instruments*
Long Futures Contracts	$–	$1,093,405	$–	$1,093,405	$–	$–	$–	$–
Total Other Financial Instruments	$–	$1,093,405	$-	$1,093,405	$–	$-	$-	$-

Liabilities		.
Other Financial Instruments*
Long Futures Contracts	$-	$(3,541,691)	$-	$(3,541,691)	$-	$(8,177,618)	$-	$(8,177,618)
Total Other Financial Instruments	$-	$(3,541,691)	$-	$(3,541,691)	$-	$(8,177,618)	$-	$(8,177,618)

*	The tables above are based on market values or unrealized appreciation/(depreciation) rather than the notional amounts of derivatives. The uncertainties surrounding the valuation inputs for a derivative are likely to be more significant to a Fund’s NAV than the uncertainties surrounding inputs for a non-derivative security with the same market value.

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

Statements of Assets and Liabilities

Fair values of derivative instruments as of September 30, 2024 (Unaudited) and December 31, 2023:

	Statements of Assets and	Fair Value		Statements of Assets and	Fair Value
	Liabilities	As of September 30, 2024 (Unaudited)		Liabilities	As of December 31, 2023
-1x Short VIX Futures ETF	Location	Assets	Liabilities	Location	Assets	Liabilities
Purchased Option Contracts:
Index	Investments, at value	$1,744,000	$-	Investments, at value	$360,000	$-
Short Futures Contracts:
Index	Unrealized Appreciation (Depreciation)*	905,358	(1,915,106)	Unrealized Appreciation*	7,980,684	-
Total fair values of derivative instruments		$2,649,358	$(1,915,106)		$8,340,684	$-

2x Long VIX Futures ETF		Assets	Liabilities		Assets	Liabilities
Long Futures Contracts:
Index	Unrealized Appreciation (Depreciation)*	$1,093,405	$(3,541,691)	Unrealized Appreciation (Depreciation)*	$-	$(8,177,618)
Total fair values of derivative instruments		$1,093,405	$(3,541,691)		$-	$(8,177,618)

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Futures Contracts. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

Statements of Operations

The effect of derivative instruments on the Statement of Operations for the three months ended September 30, 2024 (Unaudited) and September 30, 2023 (Unaudited):

	Net Realized Gain (Loss) on Derivatives			Net Realized Gain (Loss) on Derivatives
	For the three months ended September 30, 2024 (Unaudited)			For the three months ended September 30, 2023 (Unaudited)
	Purchased	Short		Purchased	Short
-1x Short VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts*	Contracts	Total	Contracts*	Contracts	Total
Index Contracts	$266,733	$(28,508,230)	$(28,241,497)	$-	$15,738,591	$15,738,591
Total	$266,733	$(28,508,230)	$(28,241,497)	$-	$15,738,591	$15,738,591

	Purchased	Long		Purchased	Long
2x Long VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts*	Contracts	Total	Contracts*	Contracts	Total
Index Contracts	$-	$(7,095,465)	$(7,095,465)	$-	$(42,049,000)	$(42,049,000)
Total	$-	$(7,095,465)	$(7,095,465)	$-	$(42,049,000)	$(42,049,000)

	Net Change in Unrealized Appreciation (Depreciation) on Derivatives			Net Change in Unrealized Appreciation (Depreciation) on Derivatives
	For the three months ended September 30, 2024 (Unaudited)			For the three months ended September 30, 2023 (Unaudited)
	Purchased	Short		Purchased	Short
-1x Short VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts**	Contracts	Total	Contracts**	Contracts	Total
Index Contracts	$10,502	$(3,125,307)	$(3,114,805)	$-	$(12,928,171)	$(12,928,171)
Total	$10,502	$(3,125,307)	$(3,114,805)	$-	$(12,928,171)	$(12,928,171)

	Purchased	Long		Purchased	Long
2x Long VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts**	Contracts	Total	Contracts**	Contracts	Total
Index Contracts	$-	$1,135,620	$1,135,620	$-	$30,931,703	$30,931,703
Total	$-	$1,135,620	$1,135,620	$-	$30,931,703	$30,931,703

The following table indicates the average volume when in use for the quarter ended September 30, 2024 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of long futures contracts	$-	$249,472,430
Average notional value of short futures contracts	(252,076,760)	-

The following table indicates the average volume when in use for the quarter ended September 30, 2023 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of long futures contracts	$-	173,496,930
Average notional value of short futures contracts	$(90,003,865)	-

The following table indicates the average volume when in use for the quarter ended September 30, 2024 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of purchased options contracts	$54,255,000	$-

There were no transactions in purchased option contracts during the quarter ended September 30, 2023.

The effect of derivative instruments on the Statement of Operations for the nine months ended September 30, 2024 (Unaudited) and September 30, 2023 (Unaudited):

	Net Realized Gain (Loss) on Derivatives			Net Realized Gain (Loss) on Derivatives
	For the nine months ended September 30, 2024 (Unaudited)			For the nine months ended September 30, 2023 (Unaudited)
	Purchased	Short		Purchased	Short
-1x Short VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts*	Contracts	Total	Contracts*	Contracts	Total
Index Contracts	$(6,489,708)	$33,764,723	$27,275,015	$-	$58,190,096	$58,190,096
Total	$(6,489,708)	$33,764,723	$27,275,015	$-	$58,190,096	$58,190,096

	Purchased	Long		Purchased	Long
2x Long VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts*	Contracts	Total	Contracts*	Contracts	Total
Index Contracts	$-	$(67,353,025)	$(67,353,025)	$-	$(228,151,397)	$(228,151,397)
Total	$-	$(67,353,025)	$(67,353,025)	$-	$(228,151,397)	$(228,151,397)

	Net Change in Unrealized Appreciation (Depreciation) on Derivatives			Net Change in Unrealized Appreciation (Depreciation) on Derivatives
	For the nine months ended September 30, 2024 (Unaudited)			For the nine months ended September 30, 2023 (Unaudited)
	Purchased	Short		Purchased	Short
-1x Short VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts**	Contracts	Total	Contracts**	Contracts	Total
Index Contracts	$682,838	$(7,658,659)	$(6,975,821)	$-	$(7,565,698)	$(7,565,698)
Total	$682,838	$(7,658,659)	$(6,975,821)	$-	$(7,565,698)	$(7,565,698)

	Purchased	Long		Purchased	Long
2x Long VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts**	Contracts	Total	Contracts**	Contracts	Total
Index Contracts	$-	$5,729,332	$5,729,332	$-	$20,344,189	$20,344,189
Total	$-	$5,729,332	$5,729,332	$-	$20,344,189	$20,344,189

*	The amounts disclosed are included in the realized gain (loss) on investments.

**	The amounts disclosed are included in the change in unrealized appreciation (depreciation) on investments.

The following table indicates the average volume when in use for the nine months ended September 30, 2024 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of long futures contracts	$-	$198,579,725
Average notional value of short futures contracts	(180,167,953)	-

The following table indicates the average volume when in use for the nine months ended September 30, 2023 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of long futures contracts	$-	$203,069,330
Average notional value of short futures contracts	(75,262,285)	-

The following table indicates the average volume when in use for the nine months ended September 30, 2024 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of purchased options contracts	$45,226,660	$-

There were no transactions in purchased option contracts during the nine months ended September 30, 2023.

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of September 30, 2024 and December 31, 2023.

Fair Values of Derivative Instruments as of September 30, 2024 (Unaudited)
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
-1x Short VIX Futures ETF	$5,608,945	$-	$5,608,945	$-	$-	$-
2x Long VIX Futures ETF	-	-	-	6,246,194	-	6,246,194

Fair Values of Derivative Instruments as of December 31, 2023
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
-1x Short VIX Futures ETF	$-	$-	$-	$204,703	$-	$204,703
2x Long VIX Futures ETF	148,593	-	148,593	-	-	-

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at September 30, 2024 and December 31, 2023. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of September 30, 2024 (Unaudited)
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
-1x Short VIX Futures ETF	$5,608,945	$-	$-	$5,608,945
2x Long VIX Futures ETF	(6,246,194)	-	-	(6,246,194)

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2023
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
-1x Short VIX Futures ETF	$(204,703)	$-	$-	$(204,703)
2x Long VIX Futures ETF	148,593	-	-	148,593

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

Prior to September 16, 2024, Penserra Capital Management LLC (the “Penserra”) served as the Funds’ commodity sub-adviser. During the period in which Penserra served as the commodity sub-adviser, the Sponsor oversaw and paid Penserra for its services as commodity sub-adviser, based on each Fund’s average daily net assets (total assets of the Fund, minus the sum of its accrued liabilities). The Funds did not directly pay Penserra.

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

Transaction Fees for the three months ended September 30, 2024 (Unaudited) and September 30, 2023 (Unaudited) were as follows:

Fund	Three Months Ended September 30, 2024 (Unaudited)	Three Months Ended September 30, 2023 (Unaudited)
-1x Short VIX Futures ETF	$279,016	$30,296
2x Long VIX Futures ETF	112,304	50,484
	$391,320	$80,880

Fund	Nine Months Ended September 30, 2024 (Unaudited)	Nine Months Ended September 30, 2023 (Unaudited)
-1x Short VIX Futures ETF	$392,316	$107,878
2x Long VIX Futures ETF	187,387	170,097
	$579,703	$277,975

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data is for a Share outstanding throughout the three months ended September 30, 2024 (Unaudited) and September 30, 2023 (Unaudited):

VS Trust

Financial Highlights

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	September 30, 2024 (Unaudited)	September 30, 2024 (Unaudited)	September 30, 2023 (Unaudited)	September 30, 2023 (Unaudited)
Net Asset Value, Beginning of Period	$47.75	$5.52	$28.13	$4.44
Net investment Income (Loss) (1)	0.06	(0.01)	(0.11)	(0.01)
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts (2)	(20.75)	(0.78)	0.01	(0.96)
Net Increase (Decrease) in Net Asset Value Resulting from Operations	(20.69)	(0.79)	(0.10)	(0.97)
Net Asset Value, End of Period	$27.06	$4.73	$28.03	$3.47
Market Value Per Share (3)	$27.07	$4.72	$27.88	$3.49
Total Return at Net Asset Value (4)	-43.33%	-14.31%	-0.36%	-21.85%
Total Return at Market Value (4)	-43.21%	-15.71%	-0.68%	-21.75%

Ratios to Average Net Assets: (5)
Expense ratio (6)	1.53%	2.14%	1.89%	2.21%
Net Investment Income (Loss)	0.72%	-0.52%	-1.49%	-1.04%

(1)	Net investment loss per share represents net investment loss divided by the daily average shares of beneficial interest outstanding during the period.

(2)	Due to timing of capital share transactions, per share amounts may not compare with amounts appearing elsewhere within these Financial Statements.

(3)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.

(4)	Percentages are not annualized for the period ended September 30, 2024 and September 30, 2023.

(5)	Percentages are annualized.

(6)	The expense ratio would be 1.48% and 2.14% respectively, for the three months ended September 30, 2024, and 1.89% and 2.21% for the three months ended September 30, 2023 if brokerage commissions and futures and futures account fees were excluded.

See accompanying notes to financial statements.

Selected data is for a Share outstanding throughout the Nine Months Ended September 30, 2024 (Unaudited) and September 30, 2023 (Unaudited)

VS Trust

Financial Highlights

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Nine Months Ended	Nine Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024 (Unaudited)	September 30, 2024 (Unaudited)	September 30, 2023 (Unaudited)	September 30, 2023 (Unaudited)
Net Asset Value, Beginning of Period	$37.78	$13.73	$14.63	$29.25
Net investment Income (Loss)(1)	0.08	(0.04)	(0.27)	(0.07)
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts (2)	(10.80)	(8.96)	13.67	(25.71)
Net Increase (Decrease) in Net Asset Value Resulting from Operations	(10.72)	(9.00)	13.40	(25.78)
Net Asset Value, End of Period	$27.06	$4.73	$28.03	$3.47
Market Value Per Share(3)	$27.07	$4.72	$27.88	$3.49
Total Return at Net Asset Value (4)	-28.37%	-65.55%	91.59%	-88.14%
Total Return at Market Value (4)	-28.25%	-65.62%	90.18%	-88.01%

Ratios to Average Net Assets: (5)
Expense ratio (6)	1.61%	2.29%	2.10%	2.15%
Net Investment Income (Loss)	0.31%	-0.78%	-1.69%	-1.26%

(1)	Net investment loss per share represents net investment loss divided by the daily average shares of beneficial interest outstanding during the period.

(2)	Due to timing of capital share transactions, per share amounts may not compare with amounts appearing elsewhere within these Financial Statements.

(3)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.

(4)	Percentages are not annualized for the period ended September 30, 2024 and September 30, 2023.

(5)	Percentages are annualized.

(6)	The expense ratio would be 1.58% and 2.29% respectively, for the nine months ended September 30, 2024, and 2.08% and 2.15% for the nine months ended September 30, 2023 if brokerage commissions and futures and futures account fees were excluded.

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

Interest Income for the three months ended September 30, 2024 (Unaudited) and September 30, 2023 (Unaudited) were as follows:

Interest Income
Fund	Three Months Ended September 30, 2024 (Unaudited)	Three Months Ended September 30, 2023 (Unaudited)
-1x Short VIX Futures ETF	$1,893,485	$86,183
2x Long VIX Futures ETF	407,680	257,541
Total Trust	$2,301,165	$343,724

Interest Income for the nine months ended September 30, 2024 (Unaudited), and September 30, 2023 (Unaudited) were as follows.

Fund	Nine Months Ended September 30, 2024 (Unaudited)	Nine Months Ended September 30, 2023 (Unaudited)
-1x Short VIX Futures ETF	$3,021,857	$207,714
2x Long VIX Futures ETF	923,605	691,812
Total Trust	$3,945,462	$899,526

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2024, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended September 30, 2024.

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

The tables below provide information about each Fund’s Financial Instruments. As of September 30, 2024 (Unaudited) and December 31, 2023, each of the Fund’s positions were as follows:

-1x Short VIX Futures ETF

As of September 30, 2024, SVIX was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of September 30, 2024 (Unaudited) and December 31, 2023, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2024 (Unaudited)
Contract	Long or Short	Expiration Date	Contracts Sold	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE Volatility Index	Short	10/16/2024	(9,419)	$18.88	1,000	$(177,830,720)
CBOE Volatility Index	Short	11/20/2024	(7,707)	18.14	1,000	(139,804,980)

Futures Positions as of December 31, 2023
Contract	Long or Short	Expiration Date	Contracts Sold	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE Volatility Index	Short	1/17/2024	(5,055)	$14.04	1,000	$(70,972,200)
CBOE Volatility Index	Short	2/14/2024	(3,538)	15.29	1,000	(54,096,020)

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

2x Long VIX Futures ETF

As of September 30, 2024, UVIX was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2024 and December 31, 2023, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2024 (Unaudited)
Contract	Long or Short	Expiration Date	Contracts Sold	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE Volatility Index	Long	10/16/2024	9,907	$18.88	1,000	$187,044,160
CBOE Volatility Index	Long	11/20/2024	8,106	18.14	1,000	147,042,840

Futures Positions as of December 31, 2023
Contract	Long or Short	Expiration	Contracts Sold	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE Volatility Index	Long	1/17/2024	5,633	$14.04	1,000	$79,087,320
CBOE Volatility Index	Long	2/14/2024	3,943	15.29	1,000	60,288,470

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of September 30, 2022, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

Title of Securities Registered	Amount Registered as of September 30, 2024	Shares Sold For the Three Months Ended September 30, 2024 (Unaudited)	Sale Price of Shares Sold For the Three Months Ended September 30, 2024 (Unaudited)
-1x Short VIX Futures ETF	Unlimited	21,050,000	$546,031,939
2x Long VIX Futures ETF	Unlimited	42,750,000	232,642,352
Total Trust		63,800,000	$778,674,291

Title of Securities Registered	Amount Registered as of September 30, 2024	Shares Sold For the Nine Months Ended September 30, 2024	Sale Price of Shares Sold For the Nine Months Ended September 30, 2024
-1x Short VIX Futures ETF	Unlimited	26,050,000	739,964,471
2x Long VIX Futures ETF	Unlimited	62,280,000	392,181,688
Total Trust		88,330,000	1,132,146,159

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

VS Trust

/s/ Justin Young
By:	Justin Young
Principal Executive Officer

Date:	November 13, 2024

/s/ Justin Young
By:	Justin Young
Principal Financial and Accounting Officer

Date:	November 13, 2024