Form 10-K
period 2024-12-31
VS Trust
filed 2025-03-28
CIK 1793497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2024.

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
Emerging Growth Company	☒

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

As of February 28, 2025, the registrant had 13,497,473 shares of common stock, $0 par value per share, outstanding.

The aggregate market value of each Fund’s units held by non-affiliates as of June 30, 2024 and the number of outstanding units for each Fund as of February 28, 2025, are included in the table below.

Fund	Aggregate Market Value of the Fund’s Units Held by Non-Affiliates as of June 30, 2024	Number of Outstanding Units as of February 28, 2025
-1x Short VIX Futures ETF	$182,683,075	7,670,000
2x Long VIX Futures ETF	$82,382,210	5,827,473
Total	$265,065,285

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

Volatility Shares LLC also serves as the Funds’ sub-adviser (the “Commodity Sub-Adviser”) and provides day-to-day portfolio management services to the Funds. Prior to September 16, 2024, Penserra Capital Management, LLC (the “Commodity Sub-Adviser”) served as the Funds’ commodity sub-adviser. Prior to November 1, 2022, Milliman FRM served as the Funds’ commodity sub-adviser.

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

Licensing and Index Calculation Fee

Each Fund pays CBOE a fee to calculate and maintain the Index. Each Fund pays S&P a fee for the futures data that is based on the VIX and the use of third-party licensor trademarks.

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

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a)	The Shares of each Fund that has commenced investment operations are listed in the accompanying table. The dates the Shares of each Fund began trading, their symbols and their primary listing exchange are indicated below:

Fund	Commencement of Operations	Ticker Symbol	Name of each exchange on which registered
-1x Short VIX Futures ETF	28-Mar-22	SVIX	Cboe BZX Exchange
2x Long VIX Futures ETF	28-Mar-22	UVIX	Cboe BZX Exchange

The approximate number of holders of the Shares of each Fund as of December 31, 2024 was as follows:

Fund	Number of Units
-1x Short VIX Futures ETF	11,820,000
2x Long VIX Futures ETF(1)	5,531,498
Combined Trust:	17,351,498

(1)	Approximate shareholders have been adjusted to reflect a 1:10 reverse stock split on January 15, 2025, as if it occurred at the commencement of operations.

The Funds made no distributions to Shareholders during the fiscal year ended December 31, 2024. The Funds have no obligation to make periodic distributions to Shareholders.

The approximate number of holders of the Shares of each Fund as of December 31, 2023 was as follows:

Fund	Number of Units
-1x Short VIX Futures ETF	3,310,000
2x Long VIX Futures ETF(1)	507,498
Combined Trust:	3,817,498

(1)	Approximate shareholders have been adjusted to reflect a 1:5 reverse stock split on January 25, 2023, a 1:10 reverse stock split on October 11, 2023, and a 1:10 reverse stock split on January 15, 2025, as if they occurred at the commencement of operations.

The Funds made no distributions to Shareholders during the fiscal year ended December 31, 2023. The Funds have no obligation to make periodic distributions to Shareholders.

b)	The following tables reflect the shares sold and the sale price of the shares sold for three months and for the year ended December 31, 2024 and December 31, 2023.

Title of Securities Registered	Amount Registered as of December 31, 2024	Shares Sold For the Three Months Ended December 31, 2024(1)	Sale Price of Shares Sold For the Three Months Ended December 31, 2024	Shares Sold For the Year Ended December 31, 2024(1)	Sale Price of Shares Sold For the Year Ended December 31, 2024
-1x Short VIX Futures ETF
Common Units of Beneficial Interest	An indeterminant amount of securities	3,410,000	$88,657,561	29,460,000	$828,649,566
2x Long VIX Futures ETF
Common Units of Beneficial Interest	An indeterminant amount of securities	9,561,000	349,935,390	15,789,000	742,224,982

(1)	For 2x Long VIX Futures ETF, financial highlights have been adjusted to reflect a 1:10 reverse stock split on January 15, 2025, as if it occurred at the commencement of operations.

Title of Securities Registered	Amount Registered as of December 31, 2023	Shares Sold For the Three Months Ended December 31, 2023(1)	Sale Price of Shares Sold For the Three Months Ended December 31, 2023	Shares Sold For the Year Ended December 31, 2023(1)	Sale Price of Shares Sold For the Year Ended December 31, 2023
-1x Short VIX Futures ETF
Common Units of Beneficial Interest	An indeterminant amount of securities	3,480,000	$95,149,781	13,120,000	$282,198,849
2x Long VIX Futures ETF
Common Units of Beneficial Interest	An indeterminant amount of securities	454,000	100,236,544	947,000	469,583,438

(1)	For 2x Long VIX Futures ETF, financial highlights have been adjusted to reflect a 1:5 reverse stock split occurring on January 25, 2023, a 1:10 reverse stock split occurring on October 11, 2023, and a 1:10 reverse stock split occurring on January 15, 2025, as if they occurred at the commencement of operations.

c)	From October 1, 2024 through December 31, 2024, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed(1)	Average Price Per Share
-1x Short VIX Futures ETF
10/01/2024 to 10/31/2024	(430,000)	$25.25
11/01/2024 to 11/30/2024	(110,000)	28.82
12/01/2024 to 12/31/2024	(2,790,000)	28.29
2x Long VIX Futures ETF
10/01/2024 to 10/31/2024	(1,275,000)	5.51
11/01/2024 to 11/30/2024	(1,555,000)	3.84
12/01/2024 to 12/31/2024	(4,728,000)	4.01

(1)	For 2x Long VIX Futures ETF, financial highlights have been adjusted to reflect a 1:10 reverse stock split occurring on January 15, 2025, as if it occurred at the commencement of operations.

From October 1, 2023 through December 31, 2023, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed(1)	Average Price Per Share
-1x Short VIX Futures ETF
10/01/2023 to 10/31/2023	(180,000)	25.82
11/01/2023 to 11/30/2023	(3,060,000)	31.79
12/01/2023 to 12/31/2023	(870,000)	36.82
2x Long VIX Futures ETF
10/01/2023 to 10/31/2023	(66,703)	38.26
11/01/2023 to 11/30/2023	(31,000)	21.02
12/01/2023 to 12/31/2023	(103,000)	15.91

(1)	For 2x Long VIX Futures ETF, financial highlights have been adjusted to reflect a 1:5 reverse stock split occurring on January 25, 2023, a 1:10 reverse stock split occurring on October 11, 2023, and a 1:10 reverse stock split occurring on January 15, 2025, as if they occurred at the commencement of operations.

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

Liquidity and Capital Resources

In order to collateralize derivatives positions, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the year ended December 31, 2024 and December 31, 2023, each of the Funds earned total income as follows:

Fund	Total Income Year Ended December 31, 2024	Total Income Year Ended December 31, 2023
-1x Short VIX Futures ETF	$4,873,066	$521,465
2x Long VIX Futures ETF	2,046,348	967,916

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2024, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the year ended December 31, 2024.

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

Results of Operations for the Years Ended December 31, 2024 and December 31, 2023

-1x Short VIX Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the year ended December 31, 2024 and December 31, 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net Assets beginning of period	$125,057,419	$46,378,603
Net Assets end of period	$300,123,823	$125,057,419
Percentage change in NAV	140%	170%
Shares outstanding beginning of period	3,310,000	3,170,000
Shares outstanding end of period	11,820,000	3,310,000
Percentage change in shares outstanding	257%	4%
Shares created	29,460,000	13,120,000
Shares redeemed	(20,950,000)	(12,980,000)
Per share NAV beginning of period	$37.78	$14.63
Per share NAV end of period	$25.39	$37.78
Percentage change in per share NAV	(32.80)%	158.24%
Percentage change in benchmark	(27.52)%	174.77%
Benchmark annualized volatility	80.52%	56.21%

The Fund’s inception of operation was March 28, 2022. Neither the Trust nor the Fund had any operations prior to March 28, 2022, other than matters relating to its organization and the registration of each series under the Securities Act of 1933.

During the year ended December 31, 2024, the decrease in the Fund’s per share NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the performance of the Short Index. The decrease in the Fund’s per share NAV also resulted in part from an increase from 3,310,000 outstanding Shares at December 31, 2023 to 11,820,000 outstanding Shares at December 31, 2024. By comparison, during the year ended December 31, 2023, the increase in the Fund’s per share NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the performance of the Short Index. The increase in the Fund’s per share NAV also resulted in part from an increase from 3,170,000 outstanding Shares at December 31, 2022 to 3,310,000 outstanding Shares at December 31, 2023.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2024 and December 31, 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net investment income (loss)	$937,219	$(1,200,955)
Management fee	3,149,545	1,180,598
Brokerage commissions / Futures account fees	47,307	33,299
Non-recurring fees and expenses	738,995	508,523
Net realized gain (loss)	16,457,605	98,694,527
Change in net unrealized appreciation (depreciation)	(11,051,864)	6,013,245
Net income (loss)	6,342,960	103,506,817

The Fund’s net income decreased for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to a greater decrease in the value of the futures prices during the year ended December 31, 2024.

Futures Positions as of December 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE VIX FUTURE Jan25	Short	Jan-25	(10,051)	17.48	1,000	(175,691,480)
CBOE VIX FUTURE Feb25	Short	Feb-25	(6,959)	17.89	1,000	(124,496,510)

Futures Positions as of December 31, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE VIX FUTURE Jan24	Short	Jan-24	(5,055)	14.04	1,000	(70,972,200)
CBOE VIX FUTURE Feb24	Short	Feb-24	(3,538)	15.29	1,000	(54,096,020)

The December 31, 2024 and the December 31, 2023 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Short Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Short Index.

2x Long VIX Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the year ended December 31, 2024 and December 31, 2023:

	Year Ended December 31, 2024(1)	Year Ended December 31, 2023(2)
Net assets beginning of period	$69,664,996	$125,488,766
Net assets end of period	$187,711,259	$69,664,996
Percentage change in NAV	169%	-44%
Shares outstanding beginning of period	507,498	42,900
Shares outstanding end of period	5,531,498	507,498
Percentage change in shares outstanding	990%	1,083%
Shares created	15,789,000	947,700
Shares redeemed	(10,765,000)	(483,102)
Per share NAV beginning of period	$137.27	$2,925.15
Per share NAV end of period	$33.93	$137.27
Percentage change in per share NAV	-75.3%	-95.3%
Percentage change in benchmark	-29.3%	-73.5%
Benchmark annualized volatility	80.52%	56.21%

(1)	Shares outstanding have been adjusted to reflect a 1:10 reverse stock split on January 15, 2025, as if it occurred at the commencement of operations.

(2)	Shares outstanding have been adjusted to reflect a 1:5 reverse stock split on January 25, 2023, a 1:10 reverse stock split on October 11, 2023, and a 1:10 reverse stock split on January 15, 2025, as if they occurred at the commencement of operations.

The Fund’s inception of operation was March 28, 2022. Neither the Trust nor the Fund had any operations prior to March 28, 2022, other than matters relating to its organization and the registration of each series under the Securities Act of 1933.

During the year ended December 31, 2024, the decrease in the Fund’s per share NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the performance of the Long Index. The decrease in the Fund’s per share NAV was partially offset by an increase from 507,498 outstanding Shares at December 31, 2023 to 5,531,498 outstanding Shares at December 31, 2024. By comparison, during the year ended December 31, 2023, the decrease in the Fund’s per share NAV resulted primarily from the cumulative effect of the Funds seeking daily investment results, before fees and expenses, that correspond to the performance of the Long Index. The decrease in the Fund’s per share NAV was partially offset by an increase from 42,900 outstanding Shares at December 31, 2022 to 507,498 outstanding Shares at December 31, 2023.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2024 and December 31, 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net investment income (loss)	$(572,956)	$(1,174,446)
Management fee	1,833,654	1,618,811
Brokerage commissions / Futures account fees	-	3,834
Non-recurring fees and expenses	785,650	519,717
Net realized gain (loss)	(47,624,517)	(276,774,495)
Change in net unrealized appreciation (depreciation)	16,445,324	1,025,904
Net income (loss)	(31,752,149)	(276,923,037)

The Fund’s net loss decreased for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to an increase in the value of futures prices during the year ended December 31, 2024.

Futures Positions as of December 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE VIX FUTURE Jan25	Long	Jan-25	12,575	17.48	1,000	219,811,000
CBOE VIX FUTURE Feb25	Long	Feb-25	8,706	17.89	1,000	155,750,340

Futures Positions as of December 31, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE VIX FUTURE Jan23	Long	Jan-24	5,633	14.04	1,000	79,087,320
CBOE VIX FUTURE Feb23	Long	Feb-24	3,943	15.29	1,000	60,288,470

The December 31, 2024 and the December 31, 2023 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Long Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Long Index.

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

Item 8. Financial Statements and Supplementary Data.

Statement of Operations for the three month periods ended March 31, 2024, March 31, 2023, June 30, 2024, June 30, 2023, September 30, 2024, September 30, 2023, December 31, 2024, December 31, 2023 and the years ended December 31, 2024 and December 31, 2023 for each Fund, as applicable.

-1x Short VIX Futures ETF

	Three Months Ended (Unaudited)				Year Ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	December 31, 2024
Net investment income (loss)	$(163,131)	47,453	606,641	446,256	937,219
Net realized gain (loss)	19,506,922	36,009,590	(28,241,497)	(10,817,410)	16,457,605
Net unrealized gain (loss)	(3,566,658)	(294,358)	(3,114,805)	(4,076,043)	(11,051,864)
Net income (loss)	$15,777,133	35,762,685	(30,749,661)	(14,447,197)	6,342,960
Net increase (decrease) in net asset value per share	$4.73	$5.24	$(20.69)	$(1.67)	$(12.39)

	Three Months Ended (Unaudited)				Year Ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	December 31, 2023
Net investment income (loss)	$(245,278)	$(292,751)	$(324,516)	$(338,410)	$(1,200,955)
Net realized gain (loss)	5,287,054	37,164,451	15,738,591	40,504,431	98,694,527
Net unrealized gain (loss)	6,173,774	(811,301)	(12,928,171)	13,578,943	6,013,245
Net income (loss)	$11,215,550	$36,060,399	$2,485,904	$53,744,964	$103,506,817
Net increase (decrease) in net asset value per share	$1.92	$11.58	$(0.10)	$9.75	$23.15

2x Long VIX Futures ETF

	Three Months Ended (Unaudited)				Year Ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	December 31, 2024
Net investment income (loss)	$(204,716)	$(140,588)	$(132,190)	$(95,462)	$(572,956)
Net realized gain (loss)	(30,744,766)	(29,512,794)	(7,095,465)	19,728,508	(47,624,517)
Net unrealized gain (loss)	886,443	3,707,269	1,135,620	10,715,992	16,445,324
Net income (loss)	$(30,063,039)	$(25,946,113)	$(6,092,035)	30,349,038	(31,752,149)
Net increase (decrease) in net asset value per share	$(50.49)	$(31.55)	$(7.90)	$(13.40)	$(103.34)

	Three Months Ended (Unaudited)				Year Ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	December 31, 2023
Net investment income (loss)	$(394,807)	$(359,369)	$(230,646)	$(189,624)	$(1,174,446)
Net realized gain (loss)	(43,229,755)	(142,872,642)	(42,049,000)	(48,623,098)	(276,774,495)
Net unrealized gain (loss)	(6,212,853)	(4,374,661)	30,931,703	(19,318,285)	1,025,904
Net income (loss)	$(49,837,415)	$(147,606,672)	$(11,347,943)	$(68,131,007)	$(276,923,037)
Net increase (decrease) in net asset value per share	$(1,337.05)	$(1,144.32)	$(96.80)	$(209.71)	$(2,787.88)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of December 31, 2024, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, of the Trust as appropriate to allow timely decisions regarding required disclosure.

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

Management, including the principal executive officer and principal financial officer of the Trust, assessed the effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2024. Their assessment included an evaluation of the design of the Trust’s and the Funds’ internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Trust’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, management, including the principal executive officer and principal financial officer of the Trust, concluded that the Trust’s and the Funds’ internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

As of December 31, 2024, the Sponsor serves as the Trust’s commodity pool operator. Specifically, with respect to the Trust, the Sponsor:

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

Background and Principals

As of December 31, 2024, Volatility Shares LLC, the Sponsor, is a limited liability company formed in Delaware on July 25, 2019. The Sponsor was formed for the purpose of sponsoring volatility-linked exchange-traded funds, of which the Funds are the first. Prior to its engagement as Sponsor of the Funds, the Sponsor had no operating history.

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
Associated Person of the Sponsor (since 12/12/2019)
Principal Executive Officer (since 4/8/2021)
Principal Financial Officer (since 4/8/2021)
Principal Accounting Officer of the Trust (since 4/8/2021)
Stuart Barton*	Principal of the Sponsor (since 10/2/2019) Associated Person of the Sponsor (since 10/14/2019) Chief Investment Officer (since 4/8/21)
Chang Kim*	Principal of the Sponsor (since 1/26/2022) Chief Compliance Officer (since 1/26/2022)
Charles Lowery*	Principal of the Sponsor (since 7/6/2023) Head of Product Management (since 7/6/2023)
Manzone LLC	Principal of the Sponsor (since 2/11/2021)

*	Denotes principal of the Sponsor who participates in making trading decisions for the Funds.

The following is a biographical summary of the business experience of the executive officers of the Trust and the principals and significant employees of the Sponsor. Of the Principals listed below, only Justin Young, Stuart Barton, Chang Kim, and Charles Lowery participate in making trading or operational decisions for the Funds or supervise persons engaged in making trading or operational decisions for the Funds.

Justin Young holds a BA in American Studies from Georgetown University. From April 2017 to December 2023, he served as Managing Partner of Invest In Vol LLC (overseeing operations at an investment adviser); from August 2015 to April 2017, he was Vice President of Rex Shares LLC (overseeing product development at an ETF sponsor); from April 2011 to August 2015 he was Head of Capital Markets for Global X Management Company LLC (overseeing capital markets operations for an ETF sponsor); and from July 2009 to April 2011 he was an Associate of NYSE Euronext (working on a number of listing matters for a national securities exchange).

Stuart Barton holds a PhD in Economic History from the University of Cambridge, an MBA from the University of Surrey, and a B.Sc in engineering from the University of Cape Town. From March 2017 to December 2023, he served as Managing Partner of Invest In Vol LLC (overseeing operations at an investment adviser); from September 2016 to March 2017 he was Chief Investment Officer of Rex Shares (overseeing investments at an ETF sponsor); from September 2014 to September 2017 he was Managing Partner at Corpus Capital Partners LLC (overseeing operations at a commodity pool operator); from October 2010 to September 2014 he was a Ph.D. Candidate (completed Ph.D.) at the University of Cambridge, UK; from January 2008 to October 2010 he was unemployed and engaged in travel; from June 2007 to January 2008 he was Senior Equity Derivatives Trader at HSBC’s Hong Kong office (traded derivatives at an investment bank); from September 2004 to June 2007 he was Senior Equity Derivatives Trader at Barclays Capital PLC in New York (traded derivatives at a broker-dealer); and from August 2001 to September 2004 he was Equity Derivatives Trader at Barclays Capital PLC in London.

Chang Kim holds a BA in Film Studies from Yale University. From January 2021 to December 2021, he served as the CEO of The Library Shop, Inc. (overseeing operations at an e-commerce business); from September 2009 to December 2020, he served as a Portfolio Manager and the COO at Global X Management Company LLC (overseeing operations at an ETF sponsor).

Charles Lowery holds a BS in Business Administration from Georgetown University. From March 2017 to April 2023, he was Director of ETF Portfolio Management at Milliman Financial Risk Management LLC (overseeing portfolio management and operations at an ETF sponsor); and from October 2006 to July 2016, he was a portfolio manager at ProShare Advisors LLC (managing trading and portfolio management for ETFs).

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

As of December 31, 2024, the Commodity Sub-Adviser no longer manages the Funds’ assets. The Commodity Sub-Adviser was paid by the Sponsor an annual sub-advisory fee of 0.20% based on each Fund’s average daily net assets (total assets of the Fund, minus the sum of its accrued liabilities). The Funds did not directly pay the Commodity Sub-Adviser.

As of September 16, 2024 (the “Effective Date”), the Sponsor began providing day-to-day portfolio management services to the Funds. Consistent therewith, the Sponsor has terminated Penserra Capital Management LLC as commodity sub-adviser to the Funds and the Commodity Sub-Advisory Agreement by and between the Sponsor and Penserra Capital Management LLC, also as of the Effective Date.

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

For the years ended December 31, 2024 and December 31, 2023, the following represents Management Fees earned by the Sponsor:

	Amount
	Year Ended December 31,
Fund	2024	2023
-1x Short VIX Futures ETF	$3,149,545	$1,180,598
2x Long VIX Futures ETF	1,833,654	1,618,811

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1)	to (4). Fees for services performed by Tait, Weller & Baker, LLP (“Tait Weller”) and PricewaterhouseCoopers LLP (PwC) for the years ended December 31, 2024 and December 31, 2023 were as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
-1x Short VIX Futures ETF
Audit Fees	$18,037	$18,002
Tax Fees	197,759	111,420
	$215,796	$129,422
2x Long VIX Futures ETF
Audit Fees	$18,037	$18,002
Tax Fees	405,492	109,825
	$423,529	$127,827

Combined Trust:	$639,325	$257,249

Audit fees for the year ended December 31, 2024 and December 31, 2023 consist of fees paid to Tait Weller for the audit of the Funds’ December 31, 2024 and December 31, 2023 annual financial statements included in the Annual Report on Form 10-K for the years ended December 31, 2024 and December 31, 2023, for the review of the financial statements included in each Form 10-Q, and for the audits of financial statements included with registration statements. Tax fees include certain tax compliance and reporting services provided by PricewaterhouseCoopers (“PwC”) to the Trust, including processing beneficial ownership information as it relates to the preparation of tax reporting packages and the subsequent delivery of related information to the IRS. Services also include assistance with tax reporting and related information using a web-based tax package product developed by PwC and a toll-free tax package support help line.

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
Date: March 28, 2025

/s/ Justin Young
By:	Justin Young
Principal Financial and Accounting Officer
Date: March 28, 2025

VS TRUST

Financial Statements as of December 31, 2024 and December 31, 2023

Index

Documents	Page
Report of Independent Registered Public Accounting Firm (PCAOB number: 238)	F-2
Statements of Financial Condition, Schedule of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity and Statements of Cash Flows:	F-3 - F-6
-1x Short VIX Futures ETF	F-7
2x Long VIX Futures ETF	F-11
Combined VS Trust	F-15
Notes to Financial Statements	F-23

taitweller.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Management of the Trust’s Sponsor of

VS Trust

Opinion on the Financial Statements

We have audited the accompanying combined statements of assets and liabilities of VS Trust as of December 31, 2024 and 2023, and the related combined statements of operations, changes in net assets, and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “combined financial statements”). In our opinion, the combined financial statements present fairly, in all material respects, the combined financial position of the Trust as of December 31, 2024 and 2023, and the results of their combined operations, combined changes in net assets, and combined cash flows for the periods stated above, in conformity with accounting principles generally accepted in the United States of America

We have also audited the accompanying statements of assets and liabilities of -1x Short VIX Futures ETF and 2x Long VIX Futures ETF (the “Funds”), each a series of VS Trust, including the schedules of investments as of December 31, 2024 and 2023, and the related statements of operations, changes in net assets, cash flows and the financial highlights for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Funds as of December 31, 2024 and 2023, and the results of their operations, changes in net assets, cash flows and financial highlights for the periods stated above, in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

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

Our audits included performing procedures to assess the risks of material misstatement of the combined financial statements and financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined financial statements and financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined financial statements and financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

TAIT, WELLER & BAKER LLP

Philadelphia, Pennsylvania
March 28, 2025

VS Trust

Statements of Assets and Liabilities

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF		-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	December 31, 2024	December 31, 2024		December 31, 2023	December 31, 2023
ASSETS
Cash	$-	$1,189,437		$5,032,398	$-
Investments in securities, at value *	114,106,682	52,819,184		14,917,099	8,009,153
Interest receivable	595,610	383,703		117,866	58,172
Prepaid expenses and other assets	13,472	52,844		16,781	31,493
Deposits at Broker for Futures and Options Contracts	206,471,251	130,007,592		115,003,174	61,750,311
Variation margin receivable	-	4,152,478		-	148,593
Other receivable	4,952	-		2,839	-
Total Assets	321,191,967	188,605,238		135,090,157	69,997,722

LIABILITIES
Payables
Variation margin payable	3,655,035	-		204,703	-
Fund shares redeemed	16,505,580	-		9,447,400	-
Management fees payable	350,201	318,004		147,790	106,270
Administrative, accounting and custodian fees payable	69,969	16,395		28,065	25,429
Professional fees payable	313,037	444,580		154,412	133,724
Licensing and registration fees payable	174,322	115,000		50,368	67,303
Total Liabilities	21,068,144	893,979		10,032,738	332,726
NET ASSETS	$300,123,823	$187,711,259		$125,057,419	$69,664,996

NET ASSETS CONSIST OF:
Paid-in capital	$173,281,568	$574,080,151		$4,558,124	$424,281,739
Total distributable earnings (accumulated deficit)	126,842,255	(386,368,892)		120,499,295	(354,616,743)
Net Assets	$300,123,823	$187,711,259		$125,057,419	$69,664,996

Net Asset Value (unlimited shares authorized):
Class I (unlimited shares authorized):
Net Assets	$300,123,823	$187,711,259		$125,057,419	$69,664,996
Shares Outstanding^	11,820,000	5,531,498	(1)	3,310,000	507,498	(2)
Net Asset Value, Offering and Redemption Price per Share	$25.39	$33.93	(1)	$37.78	$137.27	(2)
Market Value per Share	$25.37	$34.00	(1)	$37.73	$137.30	(2)

* Investments in securities, at cost	$113,974,059	$52,819,184		$15,728,432	$8,009,153

^	No Par Value

(1)	Adjusted to reflect a 1:10 reverse stock split occurring on January 15, 2025, as if it occurred at the commencement of operations.

(2)

Adjusted to reflect a 1:5 reverse stock split on January 25, 2023, a 1:10 reverse stock split on October 11, 2023, and a 1:10 reverse stock split on January 15, 2025, as if they occurred at the commencement of operations.

See accompanying notes to the financial statements.

VS Trust

Statements of Operations

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	For the year ended	For the year ended	For the year ended	For the year ended
	December 31, 2024	December 31, 2024	December 31, 2023	December 31, 2023

INVESTMENT INCOME
Income:
Dividends	$623	$462	$-	$-
Interest income	4,872,443	2,045,886	521,465	967,916
Total Income	4,873,066	2,046,348	521,465	967,916

Expenses:
Management fees	3,149,545	1,833,654	1,180,598	1,618,811
Administrative, accounting and custodian fees	228,761	148,419	111,470	117,864
Professional fees	357,241	552,720	323,667	323,138
Licensing and registration fees	152,993	84,511	73,386	78,715
Broker interest expense	47,307	-	33,299	3,834
Total Expenses	3,935,847	2,619,304	1,722,420	2,142,362
Net Investment income (loss)	937,219	(572,956)	(1,200,955)	(1,174,446)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FUTURES CONTRACTS

Net realized gain (loss) on:
Futures	24,472,687	(47,624,517)	99,437,238	(276,774,495)
Options	(8,015,082)	-	(742,711)	-
Net change in unrealized appreciation (depreciation) of:
Futures	(11,995,820)	16,445,324	6,824,578	1,025,904
Options	943,956	-	(811,333)	-
Net realized and unrealized gain (loss) on investments and futures contracts	5,405,741	(31,179,193)	104,707,772	(275,748,591)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$6,342,960	$(31,752,149)	$103,506,817	$(276,923,037)

See accompanying notes to financial statements.

VS Trust

Statement of Changes in Net Assets

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	For the year ended	For the year ended	For the year ended	For the year ended
	December 31, 2024	December 31, 2024	December 31, 2023	December 31, 2023

INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment income (loss)	$937,219	$(572,956)	$(1,200,955)	$(1,174,446)
Net realized gain (loss) on investments and futures contracts	16,457,605	(47,624,517)	98,694,527	(276,774,495)
Net change in unrealized appreciation (depreciation) of investments and futures contracts	(11,051,864)	16,445,324	6,013,245	1,025,904
Net increase (decrease) in net assets resulting from operations	6,342,960	(31,752,149)	103,506,817	(276,923,037)

CAPITAL SHARE TRANSACTIONS
Shares sold	828,649,566	742,224,982	282,198,849	469,583,438
Shares redeemed	(659,926,122)	(592,426,570)	(307,026,850)	(248,484,171)
Net increase (decrease) in net assets from capital share transactions	168,723,444	149,798,412	(24,828,001)	221,099,267
Total increase (decrease) in net assets	175,066,404	118,046,263	78,678,816	(55,823,770)

NET ASSETS
Beginning of Period	125,057,419	69,664,996	46,378,603	125,488,766
End of Period	$300,123,823	$187,711,259	$125,057,419	$69,664,996

See accompanying notes to the financial statements.

VS Trust

Statements of Cash Flows

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2024	December 31, 2023	December 31, 2023

CASH FLOW FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$6,342,960	$(31,752,149)	$103,506,817	$(276,923,037)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Purchase of investments	(1,049,664,730)	(675,548,842)	(536,234,321)	(556,160,309)
Proceeds from sales or maturities of investments held	943,404,021	630,738,811	519,763,178	556,401,441
Net realized gain/loss on investments in options	8,015,082	-	742,711	-
Net change in unrealized appreciation/depreciation on investments in options	(943,956)	-	811,333	-
Decrease (Increase) in Deposits at broker for futures and option contracts	(91,468,077)	(68,257,281)	(66,858,620)	53,070,961
Decrease (Increase) in Variation margin receivable	-	(4,003,885)	-	682,247
Decrease (Increase) in Prepaid expenses and other assets	3,309	(21,351)	(6,486)	(15,827)
Decrease (Increase) in interest receivable	(477,744)	(325,531)	(104,957)	(7,689)
Decrease (Increase) in other receivable	(2,113)	-	(2,268)	579
Increase (Decrease) in Variation margin payable	3,450,332	-	17,673	-
Increase (Decrease) in Payable to Sponsor	202,411	211,734	93,416	(70,568)
Increase (Decrease) in Administrative, accounting and custodian fees payable	41,904	(9,034)	12,196	5,472
Increase (Decrease) in Professional fees payable	158,625	310,856	29,138	(69,687)
Increase (Decrease) in Licensing and registration fees payable	123,954	47,697	41,607	56,122
Net cash provided by (used in) operating activities	(180,814,022)	(148,608,975)	21,811,417	(223,030,295)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold, net of receivable for shares sold	828,649,566	742,224,982	282,198,849	471,514,466
Cost of shares redeemed, net of payable for shares redeemed	(652,867,942)	(592,426,570)	(299,482,468)	(248,484,171)
Net cash provided by (used in) financing activities	175,781,624	149,798,412	(17,283,619)	223,030,295

NET INCREASE (DECREASE) IN CASH	(5,032,398)	1,189,437	4,527,798	-
Beginning of Period	5,032,398	-	504,600	-
End of Period	$-	$1,189,437	$5,032,398	$-

See accompanying notes to the financial statements.

-1x Short VIX Futures ETF

Schedule of Investments

December 31, 2024

	Notional Amount	Contracts	Value
PURCHASED OPTIONS - 0.5%
Call Options - 0.5%
CBOE Volatility Index, Expiration: 02/19/2025; Exercise Price: $28.00 (a)(b)	$24,290,000	14,000	$1,484,000
TOTAL PURCHASED OPTIONS (Cost $1,351,377)			1,484,000

	Shares	Value
SHORT-TERM INVESTMENTS - 37.5%
Money Market Funds - 37.5%
First American Government Obligations Fund - Class X, 4.41% (c)(d)	112,622,682	112,622,682
TOTAL SHORT-TERM INVESTMENTS (Cost $112,622,682)		112,622,682

TOTAL INVESTMENTS - 38.0% (Cost $113,974,059)		114,106,682
Other Assets in Excess of Liabilities - 62.0% (e)		186,017,141
TOTAL NET ASSETS - 100.0%		$300,123,823

Percentages are stated as a percent of net assets.

(a)	Exchange-traded.

(b)	100 shares per contract.

(c)	The rate shown represents the 7-day annualized effective yield as of December 31, 2024.

(d)	Fair value of this security exceeds 25% of the Fund’s net assets. Additional information for this security, including the financial statements, is available from the SEC’s EDGAR database at www.sec.gov.

(e)	Includes cash of $206,471,251 that is pledged as collateral for options and futures contracts.

-1x Short VIX Futures ETF

Schedule of Futures Contracts

December 31, 2024

Description	Contracts Sold	Expiration Date	Notional Value	Value / Unrealized Appreciation (Depreciation)
CBOE VIX FUTURE Feb25	(6,959)	02/19/2025	$124,496,510	$(919,561)
CBOE VIX FUTURE Jan25	(10,051)	01/22/2025	175,691,480	(4,427,348)
Net Unrealized Appreciation (Depreciation)				$(5,346,909)

Summary of Fair Value Disclosure as of December 31, 2024

-1x Short VIX Futures ETF has adopted authoritative fair value accounting standards which establish an authoritative definition of fair value and set out a hierarchy for measuring fair value. These standards require additional disclosures about the various inputs and valuation techniques used to develop the measurements of fair value, a discussion of changes in valuation techniques and related inputs during the period, and expanded disclosure of valuation levels for major security types. These inputs are summarized in the three broad levels listed below. The inputs or methodology used for valuing securities are not an indication of the risk associated with investing in those securities.

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access.

Level 2 - Observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs may include quoted prices for the identical instrument on an inactive market, prices for similar instruments, interest rates, prepayment speeds, credit risk, yield curves, default rates and similar data.

Level 3 - Unobservable inputs for the asset or liability, to the extent relevant observable inputs are not available, representing the Fund’s own assumptions about the assumptions a market participant would use in valuing the asset or liability, and would be based on the best information available.

The following is a summary of the fair valuation hierarchy of the Fund’s securities as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Purchased Options	$1,484,000	$–	$–	$1,484,000
Money Market Funds	112,622,682	–	–	112,622,682
Total Investments	$114,106,682	$–	$–	$114,106,682

Liabilities:

Other Financial Instruments:
Futures Contracts*	–	(5,346,909)	–	(5,346,909)
Total Other Financial Instruments	$–	$(5,346,909)	$–	$(5,346,909)

*	The fair value of the Fund’s investment represents the net unrealized appreciation (depreciation) as of December 31, 2024.

Refer to the Schedule of Investments for further disaggregation of investment categories.

-1x Short VIX Futures ETF

Schedule of Investments

December 31, 2023

	Notional Amount	Contracts	Value
PURCHASED OPTIONS - 0.29%
Call Options - 0.29%
CBOE VIX, Expiration: 01/17/2024; Exercise Price: $26.00	$29,880,000	24,000	$360,000
TOTAL PURCHASED OPTIONS (Cost $1,171,333)			360,000

	Shares	Value
SHORT-TERM INVESTMENTS – 11.64%
Money Market Funds – 11.64%
First American Government Obligations Fund - Class X, 5.28% (a)	14,557,099	14,557,099
TOTAL SHORT-TERM INVESTMENTS (Cost $14,557,099)		14,557,099

TOTAL INVESTMENTS - 11.93% (Cost $15,728,432)		14,917,099
Other Assets in Excess of Liabilities - 88.07% (b)		110,140,320
TOTAL NET ASSETS - 100.0%		$125,057,419

Percentages are stated as a percent of net assets.

(a)	Represents annualized seven-day yield at December 31, 2023.

(b)	$115,003,174 of cash is pledged as collateral for options and futures contracts.

-1x Short VIX Futures ETF

Schedule of Futures Contracts

December 31, 2023

Description	Contracts Sold	Expiration Date	Notional Value	Value / Unrealized Appreciation (Depreciation)
CBOE VIX FUTURE Jan24	(5,055)	01/17/2024	$70,972,200	$5,749,910
CBOE VIX FUTURE Feb24	(10,051)	02/14/2024	54,096,020	2,230,774
Net Unrealized Appreciation (Depreciation)				$7,980,694

Summary of Fair Value Disclosure as of December 31, 2023

-1x Short VIX Futures ETF has adopted authoritative fair value accounting standards which establish an authoritative definition of fair value and set out a hierarchy for measuring fair value. These standards require additional disclosures about the various inputs and valuation techniques used to develop the measurements of fair value, a discussion of changes in valuation techniques and related inputs during the period, and expanded disclosure of valuation levels for major security types. These inputs are summarized in the three broad levels listed below. The inputs or methodology used for valuing securities are not an indication of the risk associated with investing in those securities.

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access.

Level 2 - Observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs may include quoted prices for the identical instrument on an inactive market, prices for similar instruments, interest rates, prepayment speeds, credit risk, yield curves, default rates and similar data.

Level 3 - Unobservable inputs for the asset or liability, to the extent relevant observable inputs are not available, representing the Fund’s own assumptions about the assumptions a market participant would use in valuing the asset or liability, and would be based on the best information available.

The following is a summary of the fair valuation hierarchy of the Fund’s securities as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Purchased Options	$360,000	$–	$–	$360,000
Money Market Funds	14,557,099	–	–	14,557,099
Total Investments	$14,917,099	$–	$–	$14,917,099

Other Financial Instruments:
Futures Contracts*	–	7,980,694	–	7,980,694
Total Other Financial Instruments	$–	$7,980,694	$–	$7,980,694

*	The fair value of the Fund’s investment represents the net unrealized appreciation (depreciation) as of December 31, 2023.

Refer to the Schedule of Investments for further disaggregation of investment categories.

See accompanying notes to financial statements.

2x Long VIX Futures ETF

Schedule of Investments

December 31, 2024

	Shares	Value
SHORT-TERM INVESTMENTS - 28.1%
Money Market Funds - 28.1%
First American Government Obligations Fund - Class X, 4.41% (a)(b)	52,819,184	$52,819,184
TOTAL SHORT-TERM INVESTMENTS (Cost $52,819,184)		52,819,184

TOTAL INVESTMENTS - 28.1% (Cost $52,819,184)		52,819,184
Other Assets in Excess of Liabilities - 71.9% (c)		134,892,075
TOTAL NET ASSETS - 100.0%		$187,711,259

Percentages are stated as a percent of net assets.

(a)	The rate shown represents the 7-day annualized effective yield as of December 31, 2024.

(b)	Fair value of this security exceeds 25% of the Fund’s net assets. Additional information for this security, including the financial statements, is available from the SEC’s EDGAR database at www.sec.gov.

(c)	Includes cash of $130,007,592 that is pledged as collateral for futures contracts.

2x Long VIX Futures ETF

Schedule of Futures Contracts

December 31, 2024

Description	Contracts Purchased	Expiration Date	Notional Value	Value / Unrealized Appreciation (Depreciation)
CBOE VIX FUTURE Feb25	8,706	02/19/2025	$155,750,340	$(984,305)
CBOE VIX FUTURE Jan25	12,575	01/22/2025	219,811,000	9,252,011
Net Unrealized Appreciation (Depreciation)				$8,267,706

Summary of Fair Value Disclosure as of December 31, 2024

2x Long VIX Futures ETF has adopted authoritative fair value accounting standards which establish an authoritative definition of fair value and set out a hierarchy for measuring fair value. These standards require additional disclosures about the various inputs and valuation techniques used to develop the measurements of fair value, a discussion of changes in valuation techniques and related inputs during the period, and expanded disclosure of valuation levels for major security types. These inputs are summarized in the three broad levels listed below. The inputs or methodology used for valuing securities are not an indication of the risk associated with investing in those securities.

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access.

Level 2 - Observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs may include quoted prices for the identical instrument on an inactive market, prices for similar instruments, interest rates, prepayment speeds, credit risk, yield curves, default rates and similar data.

Level 3 - Unobservable inputs for the asset or liability, to the extent relevant observable inputs are not available, representing the Fund’s own assumptions about the assumptions a market participant would use in valuing the asset or liability, and would be based on the best information available.

The following is a summary of the fair valuation hierarchy of the Fund’s securities as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Money Market Funds	$52,819,184	$–	$–	$52,819,184
Total Investments	$52,819,184	$–	$–	$52,819,184

Other Financial Instruments:
Futures Contracts*	–	9,252,011	–	9,252,011
Total Other Financial Instruments	$–	$9,252,011	$–	$9,252,011

Liabilities:

Other Financial Instruments:
Futures Contracts*	–	(984,305)	–	(984,305)
Total Other Financial Instruments	$–	$(984,305)	$–	$(984,305)

*	The fair value of the Fund’s investment represents the net unrealized appreciation (depreciation) as of December 31, 2024.

Refer to the Schedule of Investments for further disaggregation of investment categories.

2x Long VIX Futures ETF

Schedule of Investments

December 31, 2023

	Shares	Value
SHORT-TERM INVESTMENTS – 11.50%
Money Market Funds – 11.50%
First American Government Obligations Fund - Class X, 5.28% (a)	8,009,153	$8,009,153
TOTAL SHORT-TERM INVESTMENTS (Cost $8,009,153)		8,009,153

TOTAL INVESTMENTS – 11.50% (Cost $8,009,153)		8,009,153
Other Assets in Excess of Liabilities – 88.50% (b)		61,655,843
TOTAL NET ASSETS - 100.0%		$69,664,996

Percentages are stated as a percent of net assets.

(a)	Represents annualized seven-day yield at December 31, 2023.

(b)	$61,750,311 of cash is pledged as collateral for futures contracts.

2x Long VIX Futures ETF

Schedule of Futures Contracts

December 31, 2023

Description	Contracts Purchased	Expiration Date	Notional Value	Value / Unrealized Appreciation (Depreciation)
CBOE VIX FUTURE Jan24	5,633	01/17/2024	$79,087,320	$(5,616,125)
CBOE VIX FUTURE Feb24	3,943	02/14/2024	60,288,470	(2,561,493)
Net Unrealized Appreciation (Depreciation)				$(8,177,618)

Summary of Fair Value Disclosure as of December 31, 2023

2x Long VIX Futures ETF has adopted authoritative fair value accounting standards which establish an authoritative definition of fair value and set out a hierarchy for measuring fair value. These standards require additional disclosures about the various inputs and valuation techniques used to develop the measurements of fair value, a discussion of changes in valuation techniques and related inputs during the period, and expanded disclosure of valuation levels for major security types. These inputs are summarized in the three broad levels listed below. The inputs or methodology used for valuing securities are not an indication of the risk associated with investing in those securities.

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access.

Level 2 - Observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs may include quoted prices for the identical instrument on an inactive market, prices for similar instruments, interest rates, prepayment speeds, credit risk, yield curves, default rates and similar data.

Level 3 - Unobservable inputs for the asset or liability, to the extent relevant observable inputs are not available, representing the Fund’s own assumptions about the assumptions a market participant would use in valuing the asset or liability, and would be based on the best information available.

The following is a summary of the fair valuation hierarchy of the Fund’s securities as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Money Market Funds	$8,009,153	$–	$–	$8,009,153
Total Investments	$8,009,153	$–	$–	$8,009,153

Liabilities:

Other Financial Instruments:
Futures Contracts*	–	(8,177,618)	–	(8,177,618)
Total Other Financial Instruments	$–	$(8,177,618)	$–	$(8,177,618)

*	The fair value of the Fund’s investment represents the net unrealized appreciation (depreciation) as of December 31, 2023.

Refer to the Schedule of Investments for further disaggregation of investment categories.

VS Trust

Combined Statement of Assets and Liabilities

December 31, 2024

ASSETS
Cash	$1,189,437
Investments in securities, at value *	166,925,866
Interest receivable	979,313
Prepaid expenses and other assets	66,316
Receivable for shares sold	336,478,843
Variation margin receivable	4,152,478
Other receivable	4,952
Total Assets	509,797,205

LIABILITIES
Payables
Variation margin payable	3,655,035
Fund shares redeemed	16,505,580
Management fees payable	668,205
Administrative, accounting and custodian fees payable	86,364
Professional fees payable	757,617
Licensing and registration fees payable	289,322
Total Liabilities	21,962,123
NET ASSETS	$487,835,082

NET ASSETS CONSIST OF:
Paid-in capital	$747,361,719
Total distributable earnings (accumulated deficit)	(259,526,637)
Net Assets	$487,835,082

NET ASSET VALUE:
Class I (unlimited shares authorized):
Net Assets	$487,835,082
Shares Outstanding^	17,351,498

* Investments in securities, at cost	$166,793,243

^	No Par Value

See accompanying notes to the financial statements.

VS Trust

Combined Statement of Assets and Liabilities (1)

December 31, 2023

ASSETS
Cash	$5,032,398
Investments in securities, at value *	22,926,252
Interest receivable	176,038
Prepaid expenses and other assets	48,274
Deposits at Broker for Futures and Options Contracts	176,753,485
Variation margin receivable	148,593
Other receivable	2,839
Total Assets	$205,087,879

LIABILITIES
Payables
Variation margin payable	$204,703
Fund shares redeemed	9,447,400
Management fees payable	254,060
Administrative, accounting and custodian fees payable	53,494
Professional fees payable	288,136
Licensing and registration fees payable	117,671
Total Liabilities	10,365,464
NET ASSETS	$194,722,415

NET ASSETS CONSIST OF:
Paid-in capital	$428,839,863
Total distributable earnings (accumulated deficit)	(234,117,448)
Net Assets	$194,722,415

NET ASSET VALUE:
Class I (unlimited shares authorized):
Net Assets	$194,722,415
Shares Outstanding^	3,817,498

* Investments in securities, at cost	$23,737,585

^	No Par Value
(1)	The Fund commenced operations on March 28, 2022.

See accompanying notes to the financial statements.

VS Trust

Combined Statement of Operations

For The Year Ended December 31, 2024

INVESTMENT INCOME
Income:
Dividends	$1,085
Interest income	6,918,329
Total Income	6,919,414

Expenses:
Management fees	4,983,199
Administrative, accounting and custodian fees	377,180
Professional fees	909,961
Licensing and registration fees	237,504
Broker interest expense	47,307
Total Expenses	6,555,151
Net Investment loss	364,263

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FUTURES CONTRACTS
Net realized gain (loss) on:
Futures	(23,151,830)
Options	(8,015,082)
Net change in unrealized appreciation (depreciation) of:
Futures	4,449,504
Options	943,956
Net realized and unrealized gain (loss) on investments and futures contracts	(25,773,452)
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(25,409,189)

See accompanying notes to financial statements.

VS Trust

Combined Statement of Operations

For The Year Ended December 31, 2023

INVESTMENT INCOME
Income:
Interest income	$1,489,381
Total Income	1,489,381

Expenses:
Management fees	2,799,409
Administrative, accounting and custodian fees	229,334
Professional fees	646,805
Licensing and registration fees	152,101
Broker interest expense	37,133
Total Expenses	3,864,782
Net Investment loss	(2,375,401)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FUTURES CONTRACTS
Net realized gain (loss) on:
Options	(742,711)
Futures	(177,337,257)
Net change in unrealized appreciation (depreciation) of:
Options	(811,333)
Futures	7,850,482
Net realized and unrealized gain (loss) on investments and futures contracts	(171,040,819)
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(173,416,220)

See accompanying notes to financial statements.

VS Trust

Combined Statement of Changes in Net Assets

For The Year Ended December 31, 2024

INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment loss	$364,263
Net realized gain (loss) on investments and futures contracts	(31,166,912)
Net change in unrealized appreciation (depreciation) of investments and futures contracts	5,393,460
Net decrease in net assets resulting from operations	(25,409,189)

CAPITAL SHARE TRANSACTIONS
Shares sold	1,570,874,548
Shares redeemed	(1,252,352,692)
Net increase in net assets from capital share transactions	318,521,856
Total increase in net assets	$293,112,667

NET ASSETS
Beginning of Year	$194,722,415
End of Year	$487,835,082

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

VS Trust

Combined Statements of Cash Flows

For The Year Ended December 31, 2024

CASH FLOW FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(25,409,189)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Purchase of investments	(1,725,213,572)
Proceeds from sales or maturities of investments held	1,574,142,832
Net realized gain/loss on investments held	8,015,082
Net change in unrealized appreciation/depreciation on investments in options	(943,956)
Decrease (Increase) in Deposits at broker for futures and option contracts	(159,725,358)
Decrease (Increase) in Variation margin receivable	(4,003,885)
Decrease (Increase) in Prepaid expenses and other assets	(18,042)
Decrease (Increase) in interest receivable	(803,275)
Decrease (Increase) in other receivables	(2,113)
Increase (Decrease) in Variation margin payable	3,450,332
Increase (Decrease) in Payable to Sponsor	414,145
Increase (Decrease) in Administrative, accounting and custodian fees payable	32,870
Increase (Decrease) in Professional fees payable	469,481
Increase (Decrease) in Licensing and registration fees payable	171,651
Net cash provided by (used in) operating activities	(329,422,997)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold, net of cost from shares purchased	1,570,874,548
Cost of shares redeemed	(1,245,294,512)
Net cash provided by (used in) financing activities	325,580,036
NET INCREASE IN CASH	(3,842,961)
Beginning of Year	$5,032,398
End of Year	$1,189,437

See accompanying notes to the financial statements.

VS Trust

Combined Statements of Cash Flows

For The Year Ended December 31, 2023

CASH FLOW FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(173,416,220)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Purchase of investments	(1,092,394,630)
Proceeds from sales or maturities of investments held	1,076,164,619
Net realized gain/loss on investments held	742,711
Net change in unrealized appreciation/depreciation on investments in options	811,333
Decrease (Increase) in Deposits at broker for futures and option contracts	(13,787,659)
Decrease (Increase) in Variation margin receivable	682,247
Decrease (Increase) in Prepaid expenses and other assets	(22,313)
Decrease (Increase) in interest receivable	(112,646)
Decrease (Increase) in other receivables	(1,689)
Increase (Decrease) in Variation margin payable	17,673
Increase (Decrease) in Payable to Sponsor	22,848
Increase (Decrease) in Administrative, accounting and custodian fees payable	17,668
Increase (Decrease) in Professional fees payable	(40,549)
Increase (Decrease) in Licensing and registration fees payable	97,729
Net cash provided by (used in) operating activities	(201,218,878)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold, net of cost from shares purchased	753,713,315
Cost of shares redeemed	(547,966,639)
Net cash provided by (used in) financing activities	205,746,676
NET INCREASE IN CASH	4,527,798
Beginning of Year	$504,600
End of Year	$5,032,398

See accompanying notes to the financial statements.

VS Trust

Notes to Financial Statements

December 31, 2024

NOTE 1 – ORGANIZATION

VS Trust (the “Trust”) is a Delaware statutory trust formed on October 24, 2019 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of December 31, 2024, the following two series of the Trust have commenced investment operations: -1x Short VIX Futures ETF (“SVIX”) and 2x Long VIX Futures ETF (“UVIX”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the Cboe BZX Exchange (“Cboe BZX”).

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

On January 11, 2023, the Trust’s Sponsor announced a one-for-five reverse share split for shares of the 2x Long VIX Futures ETF, effective after the close of business on January 24, 2023. On January 25, 2023, shareholders will be deemed to hold one Fund share for every five Fund shares previously held as of the close of business on January 24, 2023. The reverse share split did not change the total value of the shareholders’ investments in the Fund. This reverse share split is reflected in the financial statements.

On September 22, 2023, the Trust’s Sponsor announced a one-for-ten reverse share split for shares of the 2x Long VIX Futures ETF, effective after the close of business on October 10, 2023. On October 11, 2023, shareholders will be deemed to hold one Fund share for every ten Fund shares previously held as of the close of business on October 10, 2023. The reverse share split did not change the total value of the shareholders’ investments in the Fund. This reverse share split is reflected in the financial statements.

On December 31, 2024, the Trust’s Sponsor announced a one-for-ten reverse share split for shares of the 2x Long VIX Futures ETF, effective after the close of business on January 14, 2025. On January 15, 2025, shareholders will be deemed to hold one Fund share for every ten Fund shares previously held as of the close of business on January 14, 2025. The reverse share split did not change the total value of the shareholders’ investments in the Fund. This reverse share split is reflected in the financial statements.

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

Statements of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statements of Financial Condition dated December 31, 2024 and December 31, 2023, and represents cash but does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the three months ended December 31, 2024 were typically as follows. All times are Eastern Standard Time:

Fund	Create/Redeem Cut-off*(EST)	NAV Calculation Time (EST)	NAV Calculation Date
-1x Short VIX Futures ETF and	2:00 p.m.	4:00 p.m.	December 31, 2024
2x Long VIX Futures ETF	2:00 p.m.	4:00 p.m.	December 31, 2024

*	Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended December 31, 2023.

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

The following table indicates the average volume when in use for the year ended December 31, 2024:

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of purchased options contracts:	$40,945,769	$-

The following table indicates the average volume when in use for the year ended December 31, 2023:

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of purchased options contracts	$33,997,000	$-

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

Statements of Assets and Liabilities

Fair values of derivative instruments as of December 31, 2024:

	Statements of
	Assets and Liabilities	Fair Value
-1x Short VIX Futures ETF	Location	Assets	Liabilities
Purchased Option Contracts:
Index	Investments, at value	$1,484,000	$-
Short Futures Contracts:
Index	Unrealized Depreciation*	-	(5,346,909)
Total fair values of derivative instruments		$1,484,000	$(5,346,909)

2x Long VIX Futures ETF		Assets	Liabilities
Long Futures Contracts:
Index	Unrealized Appreciation/(Depreciation)*	$9,252,011	$(984,305)
Total fair values of derivative instruments		$9,252,011	$(984,305)

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Future Contracts. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

Statements of Operations

The effect of derivative instruments on the Statement of Operations for the year ended December 31, 2024:

	Net Realized Gain (Loss) on Derivatives
-1x Short VIX Futures ETF	Purchased	Short
	Option	Futures
Derivatives	Contracts*	Contracts	Total
Index Contracts	$(8,015,082)	$24,472,687	$16,457,605
Total	$(8,015,082)	$24,472,687	$16,457,605

2x Long VIX Futures ETF	Purchased	Long
	Option	Futures
Derivatives	Contracts*	Contracts	Total
Index Contracts	$-	$(47,624,517)	$(47,624,517)
Total	$-	$(47,624,517)	$(47,624,517)

	Net Change in Unrealized Appreciation (Depreciation) on Derivatives
-1x Short VIX Futures ETF	Purchased	Short
	Option	Futures
Derivatives	Contracts**	Contracts	Total
Index Contracts	$943,956	$(11,995,820)	(11,051,864)
Total	$943,956	$(11,995,820)	(11,051,864)

2x Long VIX Futures ETF	Purchased	Long
	Option	Futures
Derivatives	Contracts**	Contracts	Total
Index Contracts	$-	$16,445,324	$16,445,324
Total	$-	$16,445,324	$16,445,324

*	The amounts disclosed are included in the realized gain (loss) on investments.

**	The amounts disclosed are included in the change in unrealized appreciation (depreciation) on investments.

Statements of Assets and Liabilities

Fair values of derivative instruments as of December 31, 2023:

	Statements of Assets	Fair Value
-1x Short VIX Futures ETF	and Liabilities Location	Assets	Liabilities
Purchased Option Contracts:
Index	Investments, at value	$360,000	$-
Short Futures Contracts:
Index	Unrealized Appreciation*	7,980,684	-
Total fair values of derivative instruments		$8,340,684	$-

2x Long VIX Futures ETF		Assets	Liabilities
Long Futures Contracts:
Index	Unrealized Depreciation*	$-	$(8,177,618)
Total fair values of derivative instruments		$-	$(8,177,618)

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

Statements of Operations

The effect of derivative instruments on the Statement of Operations for the year ended December 31, 2023:

	Net Realized Gain (Loss) on Derivatives
-1x Short VIX Futures ETF	Purchased	Short
	Option	Futures
Derivatives	Contracts*	Contracts	Total
Index Contracts	$(742,711)	$99,437,238	$98,694,527
Total	$(742,711)	$99,437,238	$98,694,527

2x Long VIX Futures ETF	Purchased	Long
	Option	Futures
Derivatives	Contracts*	Contracts	Total
Index Contracts	$-	$(276,774,495)	$(276,774,495)
Total	$-	$(276,774,495)	$(276,774,495)

	Net Change in Unrealized Appreciation (Depreciation) on Derivatives
-1x Short VIX Futures ETF	Purchased	Short
	Option	Futures
Derivatives	Contracts**	Contracts	Total
Index Contracts	$(811,333)	6,824,578	$6,013,245
Total	$(811,333)	6,824,578	$6,013,245

2x Long VIX Futures ETF	Purchased	Long
	Option	Futures
Derivatives	Contracts**	Contracts	Total
Index Contracts	$-	$1,025,904	$1,025,904
Total	$-	$1,025,904	$1,025,904

*	The amounts disclosed are included in the realized gain (loss) on investments.

**	The amounts disclosed are included in the change in unrealized appreciation (depreciation) on investments.

The following table indicates the average volume when in use for the year ended December 31, 2024:

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of long futures contracts:	$-	$233,976,048
Average notional value of short futures contracts:	(204,171,960)	-

The following table indicates the average volume when in use for the year ended December 31, 2023:

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of long futures contracts	$-	$190,330,622
Average notional value of short futures contracts	(85,223,472)	-

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2024 and December 31, 2023.

Fair Values of Derivative Instruments as of December 31, 2024
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
-1x Short VIX Futures ETF	$-	$-	$-	$3,655,035	$-	$3,655,035
2x Long VIX Futures ETF	4,152,478	-	4,152,478	-	-	-

Fair Values of Derivative Instruments as of December 31, 2023
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
-1x Short VIX Futures ETF	$-	$-	$-	$204,703	$-	$204,703
2x Long VIX Futures ETF	148,593	-	148,593	-	-	-

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at December 31, 2023 and December 31, 2024. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2024
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
-1x Short VIX Futures ETF	$(3,655,035)	$-	$-	$(3,655,035)
2x Long VIX Futures ETF	4,152,478	-	-	4,152,478

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2023
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
-1x Short VIX Futures ETF	$(204,703)	$-	$-	$(204,703)
2x Long VIX Futures ETF	148,593	-	-	148,593

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

Prior to September 16, 2024, Penserra Capital Management LLC (“Penserra”) served as the Funds’ commodity sub-adviser. During the period in which Penserra served as the commodity sub-adviser, the Sponsor oversaw and paid Penserra an annual sub-advisory fee of 0.20% for its services as commodity sub-adviser, based on each Fund’s average daily net assets (total assets of the Fund, minus the sum of its accrued liabilities) The Funds did not directly pay Penserra.

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

Transaction Fees for the year ended December 31, 2024 and the period ended December 31, 2023:

Fund	Year Ended December 31, 2024	Period Ended December 31, 2023
-1x Short VIX Futures ETF	$446,439	$176,715
2x Long VIX Futures ETF	400,240	215,355
	$846,679	$392,070

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data is for a Share outstanding throughout the Year Ended December 31, 2024 (Unaudited) and December 31, 2023 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2024	December 31, 2024 (6)	December 31, 2023	December 31, 2023 (7)
Net Asset Value, Beginning of Period	$37.78	$137.27	$14.63	$2,925.15
Net investment income (loss) (1)	0.13	(0.03)	(0.34)	(6.05)
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts (2)	(12.52)	(103.31)	23.49	(2,781.83)
Net Increase (Decrease) in Net Asset Value Resulting from Operations	(12.39)	(103.34)	23.15	(2,787.88)
Net Asset Value, End of Period	$25.39	$33.93	$37.78	$137.27
Market Value Per Share, at December 31, 2024 and December 31, 2023(3)	$25.37	$34.00	$37.73	$137.30
Total Return at Net Asset Value	-32.80%	-75.28%	158.24%	-95.31%
Total Return at Market Value	-32.76%	-75.24%	157.37%	-95.28%

Ratios to Average Net Assets: (4)
Expense ratio (5)	1.69%	2.36%	1.97%	2.18%
Net Investment Loss	0.40%	-0.52%	-1.37%	-1.20%

(1)	Net investment loss per share represents net investment loss divided by the daily average shares of beneficial interest outstanding during the period.

(2)	Due to timing of capital share transactions, per share amounts may not compare with amounts appearing elsewhere within these Financial Statements.

(3)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.

(4)	Percentages are not annualized for the periods ended December 31, 2024 and December 31, 2023.

(5)	The expense ratio would be 1.67% and 2.36% respectively, for the year ended December 31, 2024 and 1.93% and 2.18% for the year ended December 31, 2023 if brokerage commissions and futures and futures account fees were excluded.

(6)	Adjusted to reflect a 1:10 reverse stock split occurring on January 15, 2025, as if it occurred at the commencement of operations.

(7)	Adjusted to reflect a 1:5 reverse stock split on January 25, 2023, a 1:10 reverse stock split on October 11, 2023, and a 1:10 reverse stock split on January 15, 2025, as if they occurred at the commencement of operations.

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