Form 10-Q
period 2025-03-31
VS Trust
filed 2025-05-15
CIK 1793497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2025.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes ☐ No

As of March 31, 2025, the registrant had 18,847,473 shares of common stock, $0 par value per share, outstanding.

VS Trust

i

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

VS Trust

Statements of Assets and Liabilities

March 31, 2025 (Unaudited) and December 31, 2024

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF		-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	March 31, 2025	March 31, 2025		December 31,	December 31,
	(Unaudited)	(Unaudited)		2024	2024
ASSETS
Cash	$-	$-		$-	$1,189,437
Investments in securities, at value *	111,792,800	67,740,523		114,106,682	52,819,184
Interest receivable	627,407	376,070		595,610	383,703
Prepaid expenses and other assets	23,434	65,408		13,472	52,844
Receivable for shares sold	20,319,300	-		-	-
Deposits at Broker for Futures and Options Contracts	154,592,364	124,451,291		206,471,251	130,007,592
Variation margin receivable	1,471,674	-		-	4,152,478
Other receivable	6,096	4,894		4,952	-
Total Assets	$288,833,075	$192,638,186		$321,191,967	$188,605,238

LIABILITIES
Payables
Variation margin payable	$-	$2,191,128		3,655,035	$-
Fund shares redeemed	-	16,314,232		16,505,580	-
Management fees payable	374,256	187,213		350,201	318,004
Administrative, accounting and custodian fees payable	107,712	22,490		69,969	16,395
Professional fees payable	249,993	366,015		313,037	444,580
Licensing and registration fees payable	214,514	145,822		174,322	115,000
Total Liabilities	946,475	19,226,900		21,068,144	893,979
NET ASSETS	$287,886,600	$173,411,286		$300,123,823	$187,711,259

NET ASSETS CONSIST OF:
Paid-in capital	$193,245,168	$478,761,369		$173,281,568	$574,080,151
Total distributable earnings (accumulated deficit)	94,641,432	(305,350,083)		126,842,255	(386,368,892)
Net Assets	$287,886,600	$173,411,286		$300,123,823	$187,711,259

Net Asset Value (unlimited shares authorized):
Class I (unlimited shares authorized):
Net Assets	$287,886,600	$173,411,286		$300,123,823	$187,711,259
Shares Outstanding^	14,170,000	4,677,473	(1)	11,820,000	5,531,498	(1)
Net Asset Value, Offering and Redemption Price per Share	$20.32	$37.07	(1)	$25.39	$33.93	(1)
Market Value per Share (Note 2)	$20.34	$37.24	(1)	$25.37	$34.00	(1)

*Investments in securities, at cost	111,569,643	67,740,523		113,974,059	52,819,184

^	No Par Value

(1)	Adjusted to reflect a 1:10 reverse stock split on January 15, 2025, as if it occured at the commencement of operations.

See accompanying notes to the financial statements.

VS Trust

Statements of Operations

For the Three Months Ended March 31, 2025 (Unaudited) and March 31, 2024 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31, 2025	March 31, 2025	March 31, 2024	March 31, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INVESTMENT INCOME
Income:
Dividends	-	-	-	-
Interest income	1,405,026	1,193,644	$383,780	$216,466
Other Income	-	(117)	-	-
Total Income	1,405,026	1,193,527	383,780	216,466

Expenses:
Management fees	857,936	760,621	432,414	286,632
Administrative, accounting and custodian fees	72,632	41,812	31,784	32,984
Professional fees	72,762	92,991	73,854	95,753
Licensing and registration fees	47,651	42,351	7,886	4,840
Other	1,482	1,485	973	973
Total Expenses	1,052,463	939,260	546,911	421,182
Net Investment income/loss	352,563	254,267	(163,131)	(204,716)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FUTURES CONTRACTS

Net realized gain (loss) on:
Options	(1,518,833)	-	(3,534,146)	-
Futures	(26,461,856)	78,077,648	23,041,068	(30,744,766)
Net change in unrealized appreciation (depreciation) of:
Options	90,533	-	788,986	-
Futures	(4,663,230)	2,686,893	(4,355,644)	886,443
Net realized and unrealized gain (loss) on investments and futures contracts	(32,553,386)	80,764,541	15,940,264	(29,858,323)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(32,200,823)	$81,018,808	$15,777,133	$(30,063,039)

See accompanying notes to the financial statements.

VS Trust

Statement of Changes in Net Assets

For the Three Months Ended March 31, 2025 (Unaudited) and March 31, 2024 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31, 2025	March 31, 2025	March 31, 2024	March 31, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment income (loss)	$352,563	$254,267	$(163,131)	$(204,716)
Net realized gain (loss) on investments and futures contracts	(27,980,689)	78,077,648	19,506,922	(30,744,766)
Net change in unrealized appreciation (depreciation) of investments and futures contracts	(4,572,697)	2,686,893	(3,566,658)	886,443
Net increase (decrease) in net assets resulting from operations	(32,200,823)	81,018,808	15,777,133	(30,063,039)

CAPITAL SHARE TRANSACTIONS
Shares sold	390,239,425	518,833,233	47,147,706	59,004,987
Shares redeemed	(370,275,825)	(614,152,015)	(96,596,423)	(20,637,060)
Net increase (decrease) in net assets from capital share transactions	19,963,600	(95,318,781)	(49,448,717)	38,367,927
Total increase (decrease) in net assets	(12,237,223)	(14,299,973)	(33,671,584)	8,304,888

NET ASSETS
Beginning of Period	300,123,823	187,711,259	125,057,419	69,664,996
End of Period	$287,886,600	$173,411,286	$91,385,835	$77,969,884

See accompanying notes to the financial statements.

VS Trust

Statements of Cash Flows

For the Three Months Ended March 31, 2025 (Unaudited) and March 31, 2024 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31, 2025	March 31, 2025	March 31, 2024	March 31, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(32,200,823)	$81,018,808	$15,777,133	$(30,063,039)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Purchase of investments	(309,357,715)	(346,744,537)	(156,934,689)	(81,845,257)
Proceeds from sales or maturities of investments held	310,243,297	331,823,198	144,087,483	71,715,096
Net realized gain/loss on investments in options	1,518,833	-	3,534,146	-
Net change in unrealized appreciation/depreciation on investments in options	(90,533)	-	(788,986)	-
Decrease (Increase) in Deposits at broker for futures and options contracts	51,878,887	5,556,301	50,354,663	7,231,984
Decrease (Increase) in Variation margin receivable	(1,471,674)	4,152,478	-	(2,099,404)
Decrease (Increase) in interest receivable	(31,797)	7,633	(18,086)	(33,649)
Decrease (Increase) in other receivables	(1,144)	(4,894)	2,839	-
Decrease (Increase) in Prepaid expenses and other assets	(9,962)	(12,564)	(7,492)	(4,306)
Increase (Decrease) in Variation margin payable	(3,655,035)	2,191,128	1,214,354	-
Increase (Decrease) in Payable to Sponsor	24,055	(130,791)	(26,442)	(4,005)
Increase (Decrease) in Administrative, accounting and custodian fees payable	37,743	6,095	(6,030)	1,209
Increase (Decrease) in Professional fees payable	(63,044)	(78,565)	38,889	61,813
Increase (Decrease) in Licensing and registration fees payable	40,192	30,822	2,026	5,030
Net cash provided by (used in) operating activities	16,861,280	77,815,112	57,229,808	(35,034,528)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold, net of cost from shares purchased	369,920,125	518,833,233	47,147,706	59,004,987
Cost of shares redeemed	(386,781,405)	(597,837,782)	(106,043,823)	(20,637,060)
Net cash provided by (used in) financing activities	(16,861,280)	(79,004,549)	(58,896,117)	38,367,927
NET INCREASE (DECREASE) IN CASH	-	(1,189,437)	(1,666,309)	3,333,399
Beginning of Period	-	1,189,437	5,032,298	-
End of Period	$-	$-	$3,366,089	$3,333,399

See accompanying notes to the financial statements.

-1x Short VIX Futures ETF

Schedule of Investments

March 31, 2025 (Unaudited)

	Notional Amount	Contracts	Value
PURCHASED OPTIONS - 0.3%
Call Options - 0.3%
CBOE Volatility Index, Expiration: 05/21/2025; Exercise Price: $35.00 (a)(b)	$24,285,200	10,900	872,000
TOTAL PURCHASED OPTIONS (Cost $648,843)			872,000

	Shares
SHORT-TERM INVESTMENTS - 38.5%
Money Market Funds - 38.5%
First American Government Obligations Fund - Class X, 4.27% (c)(d)	110,920,800	110,920,800
TOTAL SHORT-TERM INVESTMENTS (Cost $110,920,800)		110,920,800

TOTAL INVESTMENTS - 38.8% (Cost $111,569,643)		111,792,800
Other Assets in Excess of Liabilities - 61.2% (e)		176,093,800
TOTAL NET ASSETS - 100.0%		$287,886,600

Percentages are stated as a percent of net assets.

(a)	Exchange-traded.
(b)	100 shares per contract.
(c)	The rate shown represents the 7-day annualized effective yield as of March 31, 2025.
(d)	Fair value of this security exceeds 25% of the Fund’s net assets. Additional information for this security, including the financial statements, is available from the SEC’s EDGAR database at www.sec.gov.
(e)	Includes cash of $154,592,364 that is pledged as collateral for options and futures contracts.

See accompanying notes to the financial statements.

-1x Short VIX Futures ETF

Schedule of Futures Contracts

March 31, 2025 (Unaudited)

Description	Contracts Sold	Expiration Date	Notional Value	Value / Unrealized Appreciation (Depreciation)
CBOE Volatility Index	(7,307)	04/16/2025	$151,912,530	$(3,760,957)
CBOE Volatility Index	(6,642)	05/21/2025	135,961,740	(6,249,182)
Net Unrealized Appreciation (Depreciation)				$(10,010,139)

Summary of Fair Value Disclosure as of March 31, 2025 (Unaudited)

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

The following is a summary of the fair valuation hierarchy of the Fund’s securities as of March 31, 2025:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Purchased Options	$872,000	$–	$–	$872,000
Money Market Funds	110,920,800	–	–	110,920,800
Total Investments	$111,792,800	$–	$–	$111,792,800

Liabilities:
Other Financial Instruments:
Futures Contracts*	–	(10,010,139)	–	(10,010,139)
Total Other Financial Instruments	$–	$(10,010,139)	$–	$(10,010,139)

*	The fair value of the Fund's investment represents the net unrealized appreciation (depreciation) as of March 31, 2025.

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

2x Long VIX Futures ETF

Schedule of Investments

March 31, 2025 (Unaudited)

	Shares	Value
SHORT-TERM INVESTMENTS - 39.1%
Money Market Funds - 39.1%
First American Government Obligations Fund - Class X, 4.27% (a)(b)	67,740,523	$67,740,523
TOTAL SHORT-TERM INVESTMENTS (Cost $67,740,523)		67,740,523

TOTAL INVESTMENTS - 39.1% (Cost $67,740,523)		67,740,523
Other Assets in Excess of Liabilities - 60.9%		105,670,763
TOTAL NET ASSETS - 100.0%		$173,411,286

Percentages are stated as a percent of net assets.

(a)	The rate shown represents the 7-day annualized effective yield as of March 31, 2025.
(b)	Fair value of this security exceeds 25% of the Fund’s net assets. Additional information for this security, including the financial statements, is available from the SEC’s EDGAR database at www.sec.gov.
(c)	Includes cash of $124,451,291 that is pledged as collateral for futures contracts.

See accompanying notes to the financial statements.

2x Long VIX Futures ETF

Schedule of Futures Contracts

March 31, 2025 (Unaudited)

Description	Contracts Purchased	Expiration Date	Notional Value	Value / Unrealized Appreciation (Depreciation)
CBOE Volatility Index	8,804	04/16/2025	$183,035,160	$2,307,094
CBOE Volatility Index	8,003	05/21/2025	163,821,410	8,647,505
Net Unrealized Appreciation (Depreciation)				$10,954,599

Summary of Fair Value Disclosure as of March 31, 2025 (Unaudited)

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

The following is a summary of the fair valuation hierarchy of the Fund’s securities as of March 31, 2025:

	Level 1	Level 2	Level 3	Total
Investments:
Money Market Funds	$67,740,523	$–	$–	$67,740,523
Total Investments	$67,740,523	$–	$–	$67,740,523

Other Financial Instruments:
Futures Contracts*	–	10,954,599	–	10,954,599
Total Other Financial Instruments	$–	$10,954,599	$–	$10,954,599

*	The fair value of the Fund's investment represents the net unrealized appreciation (depreciation) as of March 31, 2025.

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

VS Trust

NOTES TO FINANCIAL STATEMENTS

March 31, 2025 (unaudited)

NOTE 1 – ORGANIZATION

VS Trust (the “Trust”) is a Delaware statutory trust formed on October 24, 2019, and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of March 31, 2025, the following two series of the Trust have commenced investment operations: -1x Short VIX Futures ETF (“SVIX”) and 2x Long VIX Futures ETF (“UVIX”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the Cboe BZX Exchange (“Cboe BZX”).

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

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statements of Financial Condition dated March 31, 2025, and December 31, 2024, and represents cash, but does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the three months ended March 31, 2025, were typically as follows. All times are Eastern Standard Time:

Fund	Create/Redeem Cut-off* (EST)	NAV Calculation Time (EST)	NAV Calculation Date
-1x Short VIX Futures ETF and	2:00 p.m.	4:00 p.m.	March 31, 2025
2x Long VIX Futures ETF	2:00 p.m.	4:00 p.m.	March 31, 2025

*	Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended March 31, 2025.

Market value per Share is determined at the close of Cboe BZX and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the three months ended March 31, 2025.

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

Statements of Assets and Liabilities

Fair values of derivative instruments as of March 31, 2025 (Unaudited) and December 31, 2024:

	Statements of Assets and	Fair Value		Statements of Assets and	Fair Value
	Liabilities	As of March 31, 2025 (Unaudited)		Liabilities	As of December 31, 2024
-1x Short VIX Futures ETF	Location	Assets	Liabilities	Location	Assets	Liabilities
Purchased Option Contracts:
Index	Investments, at value	$872,000	$-	Investments, at value	$1,484,000	$-
Short Futures Contracts:
Index	Unrealized Appreciation*	-	(10,010,139)	Unrealized Appreciation*	-	(5,346,909)
Total fair values of derivative instruments		$872,000	$(10,010,139)		$1,484,000	$(5,346,909)

2x Long VIX Futures ETF		Assets	Liabilities		Assets	Liabilities
Long Futures Contracts:
Index	Unrealized Appreciation*	$10,954,599	$-	Unrealized Appreciation*	$9,252,011	$(984,305)
Total fair values of derivative instruments		$10,954,599	$-		$9,252,011	$(984,305)

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Futures Contracts. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

Statements of Operations

The effect of derivative instruments on the Statement of Operations for the three months ended March 31, 2025 (Unaudited) and March 31, 2024 (Unaudited):

	Net Realized Gain (Loss) on Derivatives			Net Realized Gain (Loss) on Derivatives
	For the three months ended March 31, 2025 (Unaudited)			For the three months ended March 31, 2024 (Unaudited)
	Purchased	Short		Purchased	Short
-1x Short VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts*	Contracts	Total	Contracts*	Contracts	Total
Index Contracts	$(1,518,833)	$(26,461,856)	$(27,980,689)	$(3,534,146)	$23,041,068	$19,506,922
Total	$(1,518,833)	$(26,461,856)	$(27,980,689)	$(3,534,146)	$23,041,068	$19,506,922

	Purchased	Long		Purchased	Long
2x Long VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts*	Contracts	Total	Contracts*	Contracts	Total
Index Contracts	$-	$78,077,648	$78,077,648	$-	$(30,744,766)	$(30,744,766)
Total	$-	$78,077,648	$78,077,648	$-	$(30,744,766)	$(30,744,766)

	Net Change in Unrealized Appreciation (Depreciation) on Derivatives			Net Change in Unrealized Appreciation (Depreciation) on Derivatives
	For the three months ended March 31, 2025 (Unaudited)			For the three months ended March 31, 2024 (Unaudited)
	Purchased	Short		Purchased	Short
-1x Short VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts**	Contracts	Total	Contracts**	Contracts	Total
Index Contracts	$90,533	$(4,663,230)	$(4,572,697)	$788,986	$(4,355,644)	$(3,566,658)
Total	$90,533	$(4,663,230)	$(4,572,697)	$788,986	$(4,355,644)	$(3,566,658)

	Purchased	Long		Purchased	Long
2x Long VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts**	Contracts	Total	Contracts**	Contracts	Total
Index Contracts	$-	$2,686,893	$2,686,893	$-	$886,443	$886,443
Total	$-	$2,686,893	$2,686,893	$-	$886,443	$886,443

The following table indicates the average volume when in use for the quarter ended March 31, 2025 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of long futures contracts	$-	$361,208,955
Average notional value of short futures contracts	(294,031,130)	-

The following table indicates the average volume when in use for the quarter ended March 31, 2024 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of long futures contracts	$-	147,687,020
Average notional value of short futures contracts	$(108,259,145)	-

The following table indicates the average volume when in use for the quarter ended March 31, 2025 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of purchased options contracts	$22,060,300	$-

The following table indicates the average volume when in use for the quarter ended March 31, 2024 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of purchased options contracts	$32,218,375	$-

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of March 31, 2025 and December 31, 2024.

Fair Values of Derivative Instruments as of March 31, 2025 (Unaudited)
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
-1x Short VIX Futures ETF	$1,471,674	$-	$1,471,674	$-	$-	$-
2x Long VIX Futures ETF	-	-	-	2,191,128	-	2,191,128

Fair Values of Derivative Instruments as of December 31, 2024
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
-1x Short VIX Futures ETF	$-	$-	$-	$3,655,035	$-	$3,655,035
2x Long VIX Futures ETF	4,152,478	-	4,152,478	-	-	-

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at March 31, 2025 and December 31, 2024. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of March 31, 2025 (Unaudited)
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
-1x Short VIX Futures ETF	$1,471,674	$-	$-	$1,471,674
2x Long VIX Futures ETF	(2,191,128)	-	-	(2,191,128)

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2024 (Unaudited)
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
-1x Short VIX Futures ETF	$(3,655,035)	$-	$-	$(3,655,035)
2x Long VIX Futures ETF	4,152,478	-	-	4,152,478

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

NOTE 5 – OFFERING COSTS

Offering costs will be amortized by the Funds over a twelve-month period on a straight-line basis beginning once the fund commences operations. The Sponsor will not charge its Management Fee in the first year of operations of a Fund in an amount equal to the offering costs. Normal and expected expenses incurred in connection with the continuous offering of Shares of a Fund after the commencement of its trading operations will be paid by the Sponsor.

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

Transaction Fees for the three months ended March 31, 2025 (Unaudited) and March 31, 2024 (Unaudited) were as follows:

Fund	Three Months Ended March 31, 2025 (Unaudited)	Three Months Ended March 31, 2024 (Unaudited)
-1x Short VIX Futures ETF	$228,086	$43,110
2x Long VIX Futures ETF	339,793	23,886
	$567,880	$66,996

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data is for a Share outstanding throughout the three months ended March 31, 2025 (Unaudited) and March 31, 2024 (Unaudited):

VS Trust

Financial Highlights

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31, 2025	March 31, 2025(7)	March 31, 2024	March 31, 2024(7)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Asset Value, Beginning of Period	$25.39	$33.93	$37.78	$137.27
Net investment income (loss) (1)	0.03	0.04	(0.05)	(0.32)
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts (2)	(5.10)	3.10	4.78	(50.17)
Net Increase (Decrease) in Net Asset Value Resulting from Operations	(5.07)	3.14	4.73	(50.49)
Net Asset Value, End of Period	$20.32	$37.07	$42.51	$86.78
Market Value Per Share, at March 31, 2025 and March 31, 2024	$20.34	$37.24	$42.36	$87.45
Total Return at Net Asset Value (4)	-19.97%	9.25%	12.52%	-36.78%
Total Return at Market Value (4)	-19.83%	9.51%	12.27%	-36.31%

Ratios to Average Net Assets: (5)
Expense ratio (6)	1.66%	2.04%	1.71%	2.42%
Net Investment Income (Loss)	0.55%	0.55%	-0.51%	-1.18%

(1)	Net investment income (loss) per share represents net investment income (loss) divided by the daily average shares of beneficial interest outstanding during the period.
(2)	Due to timing of capital share transactions, per share amounts may not compare with amounts appearing elsewhere within these Financial Statements.
(3)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds' net asset value is calculated.
(4)	Percentages are not annualized for the period ended March 31, 2025 and March 31, 2024
(5)	Percentages are annualized.
(6)	The expense ratio would be 1.66% and 2.04% respectively, for the three months ended March 31, 2025, and 1.71% and 2.42% for the three months ended March 31, 2024 if brokerage commissions and futures and futures account fees were excluded.
(7)	Adjusted to reflect a 1:10 reverse stock split on January 15, 2025, as if it occured at the commencement of operations.

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

Interest Income for the three months ended March 31, 2025 (Unaudited) and March 31, 2024 (Unaudited) were as follows:

Interest Income
Fund	Three Months Ended March 31, 2025 (Unaudited)	Three Months Ended March 31, 2024 (Unaudited)
-1x Short VIX Futures ETF	$1,405,026	$383,780
2x Long VIX Futures ETF	1,193,644	216,466
Total Trust	$2,598,670	$600,246

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2025, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended March 31, 2025.

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

The tables below provide information about each Fund’s Financial Instruments. As of March 31, 2025 (Unaudited) and December 31, 2024, each of the Fund’s positions were as follows:

-1x Short VIX Futures ETF

As of March 31, 2025, SVIX was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of March 31, 2025 (Unaudited) and December 31, 2024, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2025 (Unaudited)
Contract	Long or Short	Expiration Date	Contracts Sold	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE Volatility Index	Short	4/16/2025	(7,307)	$20.79	1,000	$(151,912,530)
CBOE Volatility Index	Short	5/21/2025	(6,642)	20.47	1,000	(135,961,740)

Futures Positions as of December 31, 2024
Contract	Long or Short	Expiration Date	Contracts Sold	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE Volatility Index	Short	1/22/2025	(10,051)	$17.48	1,000	$(175,691,480)
CBOE Volatility Index	Short	2/19/2025	(6,959)	17.89	1,000	(124,496,510)

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

2x Long VIX Futures ETF

As of March 31, 2025, UVIX was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2025 and December 31, 2024, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2025 (Unaudited)
Contract	Long or Short	Expiration Date	Contracts Purchased	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE Volatility Index	Long	4/16/2025	8,804	$20.79	1,000	183,035,160
CBOE Volatility Index	Long	5/21/2025	8,003	20.47	1,000	163,821,410

Futures Positions as of December 31, 2024
Contract	Long or Short	Expiration	Contracts Purchased	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE Volatility Index	Long	1/22/2025	12,575	$17.48	1,000	$219,811,000
CBOE Volatility Index	Long	2/19/2025	8,706	17.89	1,000	155,750,340

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

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

Title of Securities Registered	Amount Registered as of March 31, 2025	Shares Sold For the Three Months Ended March 31, 2025(1) (Unaudited)	Sale Price of Shares Sold For the Three Months Ended March 31, 2025 (Unaudited)
-1x Short VIX Futures ETF	Unlimited	17,930,000	$390,239,425
2x Long VIX Futures ETF	Unlimited	17,590,000	518,833,233
Total Trust		35,520,000	$909,072,658

(1)	For 2x Long VIX Futures ETF, financial highlights have been adjusted to reflect a 1:10 reverse stock split on January 15, 2025, as if it occurred at the commencement of operations.

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

VS Trust

/s/ Justin Young
By:	Justin Young
Principal Executive Officer

Date:	May 15, 2025

/s/ Justin Young
By:	Justin Young
Principal Financial and Accounting Officer

Date:	May 15, 2025