Form 10-Q
period 2025-06-30
VS Trust
filed 2025-08-13
CIK 1793497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2025.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes ☐ No

As of June 30, 2025, the registrant had 44,027,473 shares of common stock, $0 par value per share, outstanding.

VS Trust

i

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Index

Documents	Page
Statements of Financial Condition, Schedule of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity, and Statements of Cash Flows:
-1x Short VIX Futures ETF	F-8
2x Long VIX Futures ETF	F-12

Notes to Financial Statements	F-16

VS Trust

Statements of Assets and Liabilities

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF		-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	June 30, 2025	June 30, 2025		December 31,	December 31,
	(Unaudited)	(Unaudited)		2024	2024
ASSETS
Cash	$-	$-		$-	$1,189,437
Investments in securities, at value *	89,762,565	143,237,062		114,106,682	52,819,184
Interest receivable	622,124	668,113		595,610	383,703
Prepaid expenses and other assets	25,969	81,332		13,472	52,844
Receivable for shares sold	-	24,993,248		-	-
Deposits at Broker for Futures and Options Contracts	176,802,487	439,703,309		206,471,251	130,007,592
Variation margin receivable	2,370,919	-		-	4,152,478
Other receivable	-	7,498		4,952	-
Total Assets	269,584,064	608,690,562		321,191,967	188,605,238

LIABILITIES
Payables
Variation margin payable	$-	$10,640,908		$3,655,035	$-
Fund shares redeemed	-	-		16,505,580	-
Payable to Sponsor	323,845	701,435		350,201	318,004
Administrative, accounting and custodian fees payable	43,017	3,373		69,969	16,395
Professional fees payable	223,066	316,868		313,037	444,580
Licensing and registration fees payable	46,950	38,194		174,322	115,000
Total Liabilities	636,878	11,700,778		21,068,144	893,979
NET ASSETS	$268,947,186	$596,989,784		$300,123,823	$187,711,259

NET ASSETS CONSIST OF:
Paid-in capital	$222,816,450	$996,948,289		$173,281,568	$574,080,151
Total distributable earnings (accumulated deficit)	46,130,736	(399,958,505)		126,842,255	(386,368,892)
Net Assets	$268,947,186	$596,989,784		$300,123,823	$187,711,259

Net Asset Value (unlimited shares authorized):
Class I (unlimited shares authorized):
Net Assets	$268,947,186	$596,989,784		$300,123,823	$187,711,259
Shares Outstanding^	17,270,000	26,757,473	(1)	11,820,000	5,531,498	(1)
Net Asset Value, Offering and Redemption Price per Share	$15.57	$22.31	(1)	$25.39	$33.93	(1)
Market Value per Share (Note 2)	$15.51	$22.44	(1)	$25.37	$34.00	(1)

* Investments in securities, at cost	$89,881,942	$143,237,062		$113,974,059	$52,819,184

^	No Par Value
(1)	Adjusted to reflect a 1:10 reverse stock split on January 15, 2025, as if it occurred at the commencement of operations.

See accompanying notes to the financial statements.

VS Trust

Statements of Operations

For the Three Months Ended June 30, 2025 (Unaudited) and June 30, 2024 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	June 30, 2025	June 30, 2025	June 30, 2024	June 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INVESTMENT INCOME
Income:
Interest income	$2,385,094	$1,188,948	$744,592	$299,459
Other Income	(607)	-	-	-
Total Income	2,384,487	1,188,948	744,592	299,459

Expenses:
Management fees	1,502,043	1,316,207	562,091	306,313
Administrative, accounting and custodian fees	82,841	48,909	33,644	33,398
Professional fees	78,270	97,340	74,638	96,229
Licensing and registration fees	48,181	42,822	25,772	3,113
Other	1,500	1,500	994	994
Total Expenses	1,712,835	1,506,778	697,139	440,047
Net Investment income (loss)	671,652	(317,830)	47,453	(140,588)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FUTURES CONTRACTS
Net realized gain (loss) on:
Options	(1,965,313)	-	(3,222,295)	-
Futures	(71,701,776)	(5,105,107)	39,231,885	(29,512,794)
Net change in unrealized appreciation (depreciation) of:
Options	(342,534)	-	(116,650)	-
Futures	24,827,275	(89,185,485)	(177,708)	3,707,269
Net realized and unrealized gain (loss) on investments and futures contracts	(49,182,348)	(94,290,592)	35,715,232	(25,805,525)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(48,510,696)	$(94,608,422)	$35,762,685	$(25,946,113)

See accompanying notes to financial statements.

VS Trust

Statements of Operations

For the Six Months Ended June 30, 2025 and June 30, 2024 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Six Months Ended	Six Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025	June 30, 2024	June 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INVESTMENT INCOME
Income:
Interest income	$3,790,120	$2,382,591	$1,128,372	$515,925
Other Income	(607)	(117)	-	-
Total Income	3,789,513	2,382,474	1,128,372	515,925

Expenses:
Management fees	2,359,979	2,076,828	994,505	592,945
Administrative, accounting and custodian fees	155,473	90,721	65,428	66,382
Professional fees	151,032	190,331	148,492	191,982
Licensing and registration fees	95,832	85,173	33,658	7,953
Other	2,983	2,983	1,967	1,967
Total Expenses	2,765,299	2,446,036	1,244,050	861,229
Net Investment income (loss)	1,024,214	(63,562)	(115,678)	(345,304)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FUTURES CONTRACTS
Net realized gain (loss) on:
Options	(3,484,146)	-	(6,756,441)	-
Futures	(98,163,632)	72,972,541	62,272,953	(60,257,560)
Net change in unrealized appreciation (depreciation) of:
Options	(252,000)	-	672,336	-
Futures	20,164,045	(86,498,592)	(4,533,352)	4,593,712
Net realized and unrealized gain (loss) on investments and futures contracts	(81,735,733)	(13,526,051)	51,655,496	(55,663,848)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(80,711,519)	$(13,589,613)	$51,539,818	$(56,009,152)

See accompanying notes to the financial statements.

VS Trust

Statements of Changes in Net Assets

For the Three Months Ended June 30, 2025 and June 30, 2024 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	June 30, 2025	June 30, 2025	June 30, 2024	June 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment gain (loss)	$671,652	$(317,830)	$47,453	$(140,588)
Net realized gain (loss) on investments and futures contracts	(73,667,089)	(5,105,107)	36,009,590	(29,512,794)
Net change in unrealized appreciation (depreciation) of investments and futures contracts	24,484,741	(89,185,485)	(294,358)	3,707,269
Net increase (decrease) in net assets resulting from operations	(48,510,696)	(94,608,422)	35,762,685	(25,946,113)

CAPITAL SHARE TRANSACTIONS
Shares sold	777,860,047	1,043,390,295	146,784,826	100,534,349
Shares redeemed	(748,288,765)	(525,203,375)	(87,250,271)	(70,175,910)
Net increase in net assets from capital share transactions	29,571,282	518,186,920	59,534,555	30,358,439
Total increase (decrease) in net assets	(18,939,414)	423,578,498	95,297,240	4,412,326

NET ASSETS
Beginning of Period	287,886,600	173,411,286	91,385,835	77,969,884
End of Period	$268,947,186	$596,989,784	$186,683,075	$82,382,210

See accompanying notes to the financial statements.

VS Trust

Statements of Changes in Net Assets

For the Six Months Ended June 30, 2025 and June 30, 2024 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Six Months Ended	Six Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025	June 30, 2024	June 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment income (loss)	$1,024,214	$(63,562)	$(115,678)	$(345,304)
Net realized gain (loss) on investments and futures contracts	(101,647,778)	72,972,541	55,516,512	(60,257,560)
Net change in unrealized appreciation (depreciation) of investments and futures contracts	19,912,045	(86,498,592)	(3,861,016)	4,593,712
Net increase (decrease) in net assets resulting from operations	(80,711,519)	(13,589,613)	51,539,818	(56,009,152)

CAPITAL SHARE TRANSACTIONS
Shares sold	1,168,099,472	1,562,223,528	193,932,532	159,539,336
Shares redeemed	(1,118,564,590)	(1,139,355,390)	(183,846,694)	(90,812,970)
Net increase in net assets from capital share transactions	49,534,882	422,868,138	10,085,838	68,726,366
Total increase (decrease) in net assets	(31,176,637)	409,278,525	61,625,656	12,717,214

NET ASSETS
Beginning of Period	300,123,823	187,711,259	125,057,419	69,664,996
End of Period	$268,947,186	$596,989,784	$186,683,075	$82,382,210

See accompanying notes to the financial statements.

VS Trust

Statements of Cash Flows

For the Three Months Ended June 30, 2025 and June 30, 2024 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	For the Quarter Ended	For the Quarter Ended	For the Quarter Ended	For the Quarter Ended
	June 30, 2025	June 30, 2025	June 30, 2024	June 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(48,510,696)	$(94,608,422)	$35,762,685	$(25,946,113)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Purchase of investments	(848,645,731)	(623,042,293)	(188,559,546)	(90,056,187)
Proceeds from sales or maturities of investments held	868,368,120	547,545,753	160,486,393	89,967,903
Net realized gain/loss on investments in options	1,965,313	-	3,222,295	-
Net change in unrealized appreciation/depreciation on investments in options	342,534	-	116,650	-
Decrease (Increase) in Deposits at broker for futures and options contracts	(22,210,123)	(315,252,018)	(73,044,072)	(8,610,768)
Decrease (Increase) in Variation margin receivable	(899,245)	-	-	886,777
Decrease (Increase) in interest receivable	5,283	(292,043)	(105,042)	979
Decrease (Increase) in other receivables	6,096	(2,604)	(750)	-
Decrease (Increase) in Prepaid expenses and other assets	(2,535)	(15,922)	4,039	18,084
Increase (Decrease) in Due to Other	-	-	-	921
Increase (Decrease) in Variation margin payable	-	8,449,780	263,281	-
Increase (Decrease) in Payable to Sponsor	(50,411)	514,222	85,507	1,606
Increase (Decrease) in Administrative, accounting and custodian fees payable	(64,695)	(19,118)	16,918	5,674
Increase (Decrease) in Professional fees payable	(26,928)	(49,148)	23,432	46,454
Increase (Decrease) in Licensing and registration fees payable	(167,564)	(107,628)	(1,658)	(7,168)
Net cash provided by (used in) operating activities	(49,890,582)	(476,879,440)	(61,729,868)	(33,691,838)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold, net of receivable for shares sold	798,179,347	1,018,397,048	146,784,826	100,534,349
Cost of shares redeemed, net of payable for fund shares redeemed	(748,288,765)	(541,517,608)	(87,250,271)	(70,175,910)
Net cash provided by (used in) financing activities	49,890,582	476,879,440	59,534,555	30,358,439
NET INCREASE (DECREASE) IN CASH	-	-	(2,195,313)	(3,333,399)
Beginning of Period	-	-	3,366,089	3,333,399
End of Period	$-	$-	$1,170,776	$-

See accompanying notes to the financial statements.

VS Trust

Statements of Cash Flows

For the Six Months Ended June 30, 2025 and June 30, 2024 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Six Months Ended	Six Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025	June 30, 2024	June 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(80,711,519)	$(13,589,613)	$51,539,818	$(56,009,152)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Purchase of investments	(1,158,003,446)	(969,786,830)	(345,494,235)	(171,901,444)
Proceeds from sales or maturities of investments held	1,178,611,417	879,368,952	304,573,876	161,682,999
Net realized gain/loss on investments in options	3,484,146	-	6,756,441	-
Net change in unrealized appreciation/depreciation on investments in options	252,000	-	(672,336)	-
Decrease (Increase) in Deposits at broker for futures and options contracts	29,668,764	(309,695,717)	(22,689,409)	(1,378,784)
Decrease (Increase) in Variation margin receivable	(2,370,919)	4,152,478	-	(1,212,627)
Decrease (Increase) in interest receivable	(26,514)	(284,410)	(123,128)	(32,670)
Decrease (Increase) in other receivables	4,952	(7,498)	2,089	-
Decrease (Increase) in Prepaid expenses and other assets	(12,497)	(28,488)	(3,453)	13,778
Increase (Decrease) in Due to Custodian	-	-	-	921
Increase (Decrease) in Variation margin payable	(3,655,035)	10,640,908	1,477,635	-
Increase (Decrease) in Payable to Sponsor	(26,356)	383,431	59,065	(2,399)
Increase (Decrease) in Administrative, accounting and custodian fees payable	(26,952)	(13,022)	10,888	6,883
Increase (Decrease) in Professional fees payable	(89,971)	(127,712)	62,321	108,267
Increase (Decrease) in Licensing and registration fees payable	(127,372)	(76,806)	368	(2,138)
Net cash provided by (used in) operating activities	(33,029,302)	(399,064,327)	(4,500,060)	(68,726,366)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold, net of receivable for shares sold	1,168,099,472	1,537,230,280	193,932,532	159,539,336
Cost of shares redeemed, net of payable for fund shares redeemed	(1,135,070,170)	(1,139,355,390)	(193,294,094)	(90,812,970)
Net cash provided by (used in) financing activities	33,029,302	397,874,890	638,438	68,726,366
NET INCREASE (DECREASE) IN CASH	-	(1,189,437)	(3,861,622)	-
Beginning of Period	-	1,189,437	5,032,398	-
End of Period	$-	$-	$1,170,776	$-

See accompanying notes to the financial statements.

-1x Short VIX Futures ETF

Schedule of Investments

as of June 30, 2025 (Unaudited)

	Notional Amount	Contracts	Value
PURCHASED OPTIONS - 0.5%
Call Options - 0.5%
CBOE Volatility Index, Expiration: 08/20/2025; Exercise Price: $31.00 (a)(b)	$23,422,000	14,000	1,274,000
TOTAL PURCHASED OPTIONS (Cost $1,393,377)			1,274,000

	Shares	Value
SHORT-TERM INVESTMENTS - 32.9%
Money Market Funds - 32.9%
First American Government Obligations Fund - Class X, 4.25% (c)(d)	88,488,565	88,488,565
TOTAL SHORT-TERM INVESTMENTS (Cost $88,488,565)		88,488,565
TOTAL INVESTMENTS - 33.4% (Cost $89,881,942)		89,762,565
Other Assets in Excess of Liabilities - 66.6% (e)		179,184,621
TOTAL NET ASSETS - 100.0%		$268,947,186

Percentages are stated as a percent of net assets.

(a)	Exchange-traded.
(b)	100 shares per contract.
(c)	The rate shown represents the 7-day annualized effective yield as of June 30, 2025.
(d)	Fair value of this security exceeds 25% of the Fund’s net assets. Additional information for this security, including the financial statements, is available from the SEC’s EDGAR database at www.sec.gov.
(e)	Includes cash of $176,802,487 that is pledged as collateral for options and futures contracts.

-1x Short VIX Futures ETF

Schedule of Futures Contracts

June 30, 2025 (Unaudited)

Description	Contracts Sold	Expiration Date	Notional Value	Value / Unrealized Appreciation (Depreciation)
CBOE VIX FUTURE Aug25	(6,196)	08/20/2025	$124,353,720	$3,544,500
CBOE VIX FUTURE Jul25	(7,745)	07/16/2025	144,599,150	11,272,636
Net Unrealized Appreciation (Depreciation)				$14,817,136

Summary of Fair Value Disclosure as of June 30, 2025 (Unaudited)

-1x Short VIX Futures ETF (the “Fund”) has adopted fair value accounting standards which establish a definition of fair value and set out a hierarchy for measuring fair value. These standards require additional disclosures about the various inputs and valuation techniques used to develop the measurements of fair value, a discussion of changes in valuation techniques and related inputs during the period, and expanded disclosure of valuation levels for major security types. These inputs are summarized in the three broad levels listed below. The inputs or valuation methodology used for valuing securities are not an indication of the risk associated with investing in those securities.

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

Level 3 - Unobservable inputs for the asset or liability, to the extent relevant observable inputs are not available, representing the Fund’s own assumptions about the assumptions a market participant would use in valuing the asset or liability, and based on the best information available.

The following is a summary of the fair valuation hierarchy of the Fund’s securities as of June 30, 2025:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Purchased Options	1,274,000	-	-	1,274,000
Money Market Funds	88,488,565	-	-	88,488,565
Total Investments	89,762,565	-	-	89,762,565

Other Financial Instruments:
Futures Contracts*	-	14,817,136	-	14,817,136
Total Other Financial Instruments	-	14,817,136	-	14,817,136

*	The fair value of the Fund’s investment represents the unrealized appreciation (depreciation) as of June 30, 2025.

Refer to the Schedule of Investments for further disaggregation of investment categories.

-1x Short VIX Futures ETF

Schedule of Investments

December 31, 2024

	Notional Amount	Contracts	Value
PURCHASED OPTIONS - 0.5%
Call Options - 0.5%
CBOE Volatility Index, Expiration: 02/19/2025; Exercise Price: $28.00 (a)(b)	$24,290,000	14,000	$1,484,000
TOTAL PURCHASED OPTIONS (Cost $1,351,377)			1,484,000

	Shares	Value
SHORT-TERM INVESTMENTS - 37.5%
Money Market Funds - 37.5%
First American Government Obligations Fund - Class X, 4.41% (c)(d)	112,622,682	112,622,682
TOTAL SHORT-TERM INVESTMENTS (Cost $112,622,682)		112,622,682
TOTAL INVESTMENTS - 38.0% (Cost $113,974,059)		114,106,682
Other Assets in Excess of Liabilities - 62.0% (e)		186,017,141
TOTAL NET ASSETS - 100.0%		$300,123,823

Percentages are stated as a percent of net assets.

(a)	Exchange-traded.
(b)	100 shares per contract.
(c)	The rate shown represents the 7-day annualized effective yield as of December 31, 2024.
(d)	Fair value of this security exceeds 25% of the Fund’s net assets. Additional information for this security, including the financial statements, is available from the SEC’s EDGAR database at www.sec.gov.
(e)	Includes cash of $206,471,251 that is pledged as collateral for futures contracts.

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

The following is a summary of the fair valuation hierarchy of the Fund’s securities as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Purchased Options	$1,484,000	$-	$-	$1,484,000
Money Market Funds	112,622,682	-	-	112,622,682
Total Investments	$114,106,682	$-	$-	$114,106,682

Liabilities:

Other Financial Instruments:
Futures Contracts*	-	(5,346,909)	-	(5,346,909)
Total Other Financial Instruments	$-	$(5,346,909)	$-	$(5,346,909)

*	The fair value of the Fund’s investment represents the net unrealized appreciation (depreciation) as of December 31, 2024.

Refer to the Schedule of Investments for further disaggregation of investment categories.

See accompanying notes to financial statements.

2x Long VIX Futures ETF

Schedule of Investments

as of June 30, 2025 (Unaudited)

	Shares	Value
SHORT-TERM INVESTMENTS - 24.0%
Money Market Funds - 24.0%
First American Government Obligations Fund - Class X, 4.25% (a)(b)	143,237,062	$143,237,062
TOTAL SHORT-TERM INVESTMENTS (Cost $143,237,062)		143,237,062

TOTAL INVESTMENTS - 24.0% (Cost $143,237,062)		143,237,062
Other Assets in Excess of Liabilities - 76.0%(c)		453,752,722
TOTAL NET ASSETS - 100.0%		$596,989,784

Percentages are stated as a percent of net assets.

(a)	The rate shown represents the 7-day annualized effective yield as of June 30, 2025.

(b)	Fair value of this security exceeds 25% of the Fund’s net assets. Additional information for this security, including the financial statements, is available from the SEC’s EDGAR database at www.sec.gov.

(c)	Includes cash of $439,703,309 that is pledged as collateral for futures contracts.

2x Long VIX Futures ETF

Schedule of Futures Contracts

June 30, 2025 (Unaudited)

Description	Contracts Purchased	Expiration Date	Notional Value	Value / Unrealized Appreciation (Depreciation)
CBOE VIX FUTURE Aug25	27,511	08/20/2025	$552,145,770	$(15,041,964)
CBOE VIX FUTURE Jul25	34,388	07/16/2025	642,023,960	(63,188,922)
Net Unrealized Appreciation (Depreciation)				$(78,230,886)

Summary of Fair Value Disclosure as of June 30, 2025 (Unaudited)

2x Long VIX Futures ETF (the “Fund”) has adopted fair value accounting standards which establish a definition of fair value and set out a hierarchy for measuring fair value. These standards require additional disclosures about the various inputs and valuation techniques used to develop the measurements of fair value, a discussion of changes in valuation techniques and related inputs during the period, and expanded disclosure of valuation levels for major security types. These inputs are summarized in the three broad levels listed below. The inputs or valuation methodology used for valuing securities are not an indication of the risk associated with investing in those securities.

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

Level 3 - Unobservable inputs for the asset or liability, to the extent relevant observable inputs are not available, representing the Fund’s own assumptions about the assumptions a market participant would use in valuing the asset or liability, and based on the best information available.

The following is a summary of the fair valuation hierarchy of the Fund’s securities as of June 30, 2025:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Money Market Funds	143,237,062	-	-	143,237,062
Total Investments	143,237,062	-	-	143,237,062

Liabilities:
Other Financial Instruments:
Futures Contracts*	-	(78,230,886)	-	(78,230,886)
Total Other Financial Instruments	-	(78,230,886)	-	(78,230,886)

*	The fair value of the Fund’s investment represents the unrealized appreciation (depreciation) as of June 30, 2025.

Refer to the Schedule of Investments for further disaggregation of investment categories.

2x Long VIX Futures ETF

Schedule of Investments

as of December 31, 2024

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

as of December 31, 2024

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

The following is a summary of the fair valuation hierarchy of the Fund’s securities as of December 31, 2024:

	Level 1		Level 2	Level 3	Total
Assets:
Investments:
Money Market Funds		$52,819,184	$-	$-	$52,819,184
Total Investments		$52,819,184	$-	$-	$52,819,184

Other Financial Instruments:
Futures Contracts*			9,252,011	-	9,252,011
Total Other Financial Instruments	$		$9,252,011	$-	$9,252,011

Liabilities:

Other Financial Instruments:
Futures Contracts*			(984,305)	-	(984,305)
Total Other Financial Instruments	$		$(984,305)	$-	$(984,305)

*	The fair value of the Fund’s investment represents the net unrealized appreciation (depreciation) as of December 31, 2024.

Refer to the Schedule of Investments for further disaggregation of investment categories.

See accompanying notes to financial statements.

VS Trust

NOTES TO FINANCIAL STATEMENTS

June 30, 2024 (Unaudited)

NOTE 1 - ORGANIZATION

VS Trust (the “Trust”) is a Delaware statutory trust formed on October 24, 2019, and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of June 30, 2025, the following two series of the Trust have commenced investment operations: -1x Short VIX Futures ETF (“SVIX”) and 2x Long VIX Futures ETF (“UVIX”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the Cboe BZX Exchange (“Cboe BZX”).

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statements of Financial Condition dated June 30, 2025, and December 31, 2024, and represents cash, but does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the three months ended June 30, 2025, were typically as follows. All times are Eastern Standard Time:

Fund	Create/Redeem Cut-off* (EST)	NAV Calculation Time (EST)	NAV Calculation Date
-1x Short VIX Futures ETF and	2:00 p.m.	4:00 p.m.	June 30, 2025
2x Long VIX Futures ETF	2:00 p.m.	4:00 p.m.	June 30, 2025

*	Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended June 30, 2025.

Market value per Share is determined at the close of Cboe BZX and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the three months ended June 30, 2025.

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

NOTE 3 - INVESTMENTS

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

Statements of Assets and Liabilities

Fair values of derivative instruments as of June 30, 2025 (Unaudited) and December 31, 2024:

	Statements of Assets and			Statements of Assets and
	Liabilities	Fair Value		Liabilities	Fair Value
	Location	As of June 30, 2025 (Unaudited)		Location	As of December 31, 2024
-1x Short VIX Futures ETF		Assets	Liabilities		Assets	Liabilities
Purchased Option Contracts:
Index	Investments, at value	$1,274,000	$-	Investments, at value	$1,484,000	$-
Short Futures Contracts:
Index	Unrealized Appreciation*	14,817,136	-	Unrealized Appreciation*		(5,346,909)
Total fair values of derivative instruments		$16,091,136	$-		$1,484,000	$(5,346,909)

2x Long VIX Futures ETF		Assets	Liabilities		Assets	Liabilities
Long Futures Contracts:
Index	Unrealized Appreciation*	$-	$(78,230,886)	Unrealized Appreciation*	$9,252,011	$(984,305)
Total fair values of derivative instruments		$-	$(78,230,886)		$9,252,011	$(984,305)

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

Statements of Operations

The effect of derivative instruments on the Statement of Operations for the three months ended June 30, 2025 (Unaudited) and June 30, 2024 (Unaudited):

	Net Realized Gain (Loss) on Derivatives			Net Realized Gain (Loss) on Derivatives
	For the three months ended June 30, 2025 (Unaudited)			For the three months ended June 30, 2024 (Unaudited)
	Purchased	Short		Purchased	Short
-1x Short VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts*	Contracts	Total	Contracts*	Contracts	Total
Index Contracts	$(1,965,313)	$(71,701,776)	$(73,667,089)	$(3,222,295)	$39,231,885	$36,009,590
Total	$(1,965,313)	$(71,701,776)	$(73,667,089)	$(3,222,295)	$39,231,885	$36,009,590

	Purchased	Long		Purchased	Long
2x Long VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts*	Contracts	Total	Contracts*	Contracts	Total
Index Contracts	$-	$(5,105,107)	$(5,105,107)	$-	$(29,512,794)	$(29,512,794)
Total	$-	$(5,105,107)	$(5,105,107)	$-	$(29,512,794)	$(29,512,794)

	Net Change in Unrealized Appreciation (Depreciation) on Derivatives			Net Change in Unrealized Appreciation (Depreciation) on Derivatives
	For the three months ended June 30, 2025 (Unaudited)			For the three months ended June 30, 2024 (Unaudited)
	Purchased	Short		Purchased	Short
-1x Short VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts**	Contracts	Total	Contracts**	Contracts	Total
Index Contracts	$(342,534)	$24,827,275	$24,484,741	$(116,650)	$(177,708)	$(294,358)
Total	$(342,534)	$24,827,275	$24,484,741	$(116,650)	$(177,708)	$(294,358)

	Purchased	Long		Purchased	Long
2x Long VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts**	Contracts	Total	Contracts**	Contracts	Total
Index Contracts	$-	$(89,185,485)	$(89,185,485)	$-	$3,707,269	$3,707,269
Total	$-	$(89,185,485)	$(89,185,485)	$-	$3,707,269	$3,707,269

*	The amounts disclosed are included in the realized gain (loss) on investments.

**	The amounts disclosed are included in the change in unrealized appreciation (depreciation) on investments.

The following table indicates the average volume when in use for the quarter ended June 30, 2025 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of long futures contracts	$-	$770,513,150
Average notional value of short futures contracts	(278,413,570)	-

The following table indicates the average volume when in use for the quarter ended June 30, 2024 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of long futures contracts	$-	$160,428,055
Average notional value of short futures contracts	(138,983,945)	-

The following table indicates the average volume when in use for the quarter ended June 30, 2025 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of purchased options contracts	$31,023,300	$-

The following table indicates the average volume when in use for the quarter ended June 30, 2024 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of purchased options contracts	$45,827,900	$-

The effect of derivative instruments on the Statement of Operations for the six months ended June 30, 2025 (Unaudited) and June 30, 2024 (Unaudited):

	Net Realized Gain (Loss) on Derivatives			Net Realized Gain (Loss) on Derivatives
	For the six months ended June 30, 2025 (Unaudited)			For the six months ended June 30, 2024 (Unaudited)
	Purchased	Short		Purchased	Short
-1x Short VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts*	Contracts	Total	Contracts*	Contracts	Total
Index Contracts	$(3,484,146)	$(98,163,632)	$(101,647,778)	$(6,756,441)	$62,272,953	$55,516,512
Total	$(3,484,146)	$(98,163,632)	$(101,647,778)	$(6,756,441)	$62,272,953	$55,516,512

	Purchased	Long		Purchased	Long
2x Long VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts*	Contracts	Total	Contracts*	Contracts	Total
Index Contracts	$-	$72,972,541	$72,972,541	$-	$(60,257,560)	$(60,257,560)
Total	$-	$72,972,541	$72,972,541	$-	$(60,257,560)	$(60,257,560)

	Net Change in Unrealized Appreciation (Depreciation) on Derivatives			Net Change in Unrealized Appreciation (Depreciation) on Derivatives
	For the six months ended June 30, 2025 (Unaudited)			For the six months ended June 30, 2024 (Unaudited)
	Purchased	Short		Purchased	Short
-1x Short VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts**	Contracts	Total	Contracts**	Contracts	Total
Index Contracts	$(252,000)	$20,164,045	$19,912,045	$672,336	$(4,533,352)	$(3,861,016)
Total	$(252,000)	$20,164,045	$19,912,045	$672,336	$(4,533,352)	$(3,861,016)

	Purchased	Long		Purchased	Long
2x Long VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts**	Contracts	Total	Contracts**	Contracts	Total
Index Contracts	$-	$(86,498,592)	$(86,498,592)	$-	$4,593,712	$4,593,712
Total	$-	$(86,498,592)	$(86,498,592)	$-	$4,593,712	$4,593,712

*	The amounts disclosed are included in the realized gain (loss) on investments.

**	The amounts disclosed are included in the change in unrealized appreciation (depreciation) on investments.

The following table indicates the average volume when in use for the six months ended June 30, 2025:

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of long futures contracts	$-	$638,862,547
Average notional value of short futures contracts	(285,671,710)	-

The following table indicates the average volume when in use for the six months ended June 30, 2024:

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of long futures contracts	$-	$153,410,633
Average notional value of short futures contracts	(134,345,370)	-

The following table indicates the average volume when in use for the six months ended June 30, 2025:

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of purchased options contracts	$26,864,171	$-

The following table indicates the average volume when in use for the six months ended June 30, 2024:

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of purchased options contracts	$41,159,514	$-

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of June 30, 2025 and December 31, 2024.

Fair Values of Derivative Instruments as of June 30, 2025 (Unaudited)
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
-1x Short VIX Futures ETF	$2,370,919	$-	$2,370,919	$-	$-	$-
2x Long VIX Futures ETF	-	-	-	10,640,908	-	10,640,908

Fair Values of Derivative Instruments as of December 31, 2024
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
-1x Short VIX Futures ETF	$-	$-	$-	$3,655,035	$-	$3,655,035
2x Long VIX Futures ETF	4,152,478	-	4,152,478	-	-	-

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at June 30, 2025 and December 31, 2024. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of June 30, 2025 (Unaudited)
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
-1x Short VIX Futures ETF	$2,370,919	$-	$-	$2,370,919
2x Long VIX Futures ETF	(10,640,908)	-	-	(10,640,908)

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2024
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
-1x Short VIX Futures ETF	$(3,655,035)	$-	$-	$(3,655,035)
2x Long VIX Futures ETF	4,152,478	-	-	4,152,478

NOTE 4 - AGREEMENTS

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

NOTE 5 - OFFERING COSTS

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

NOTE 6 - CREATION AND REDEMPTION OF CREATION UNITS

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

Transaction Fees for the three months ended June 30, 2025 (Unaudited) and June 30, 2024 (Unaudited) were as follows:

Fund	Three Months Ended June 30, 2025 (Unaudited)	Three Months Ended June 30, 2024 (Unaudited)
-1x Short VIX Futures ETF	$457,707	$70,190
2x Long VIX Futures ETF	470,437	51,197
	$928,144	$121,387

Fund	Six Months Ended June 30, 2025 (Unaudited)	Six Months Ended June 30, 2024 (Unaudited)
-1x Short VIX Futures ETF	$685,793	$113,300
2x Long VIX Futures ETF	810,230	75,083
	$1,496,023	$188,383

NOTE 7 - FINANCIAL HIGHLIGHTS

Selected data is for a Share outstanding throughout the three months ended June 30, 2025 (Unaudited) and June 30, 2024 (Unaudited):

VS Trust

Financial Highlights

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	June 30, 2025 (Unaudited)	June 30, 2025 (Unaudited)	June 30, 2024 (Unaudited)	June 30, 2024(7) (Unaudited)
Net Asset Value, Beginning of Period	$20.32	$37.07	$42.51	$86.78
Net investment income (loss) (1)	0.02	(0.03)	0.01	(0.13)
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts (2)	(4.77)	(14.73)	5.23	(31.37)
Net Increase (Decrease) in Net Asset Value Resulting from Operations	(4.75)	(14.76)	5.24	(31.50)
Net Asset Value, End of Period	$15.57	$22.31	$47.75	$55.28
Market Value Per Share (3)	$15.51	$22.44	$47.67	$56.00
Total Return at Net Asset Value (4)	-23.38%	-39.82%	12.33%	-36.30%
Total Return at Market Value (4)	-23.75%	-39.74%	12.54%	-35.96%

Ratios to Average Net Assets: (5)
Expense ratio (6)	1.54%	1.89%	1.67%	2.37%
Net Investment Loss	0.60%	-0.40%	0.11%	-0.76%

(1)	Net investment income (loss) per share represents net investment income (loss) divided by the daily average shares of beneficial interest outstanding during the period.
(2)	Due to timing of capital share transactions, per share amounts may not compare with amounts appearing elsewhere within these Financial Statements.
(3)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
(4)	Percentages are not annualized for the period ended June 30, 2025 and June 30, 2024
(5)	Percentages are annualized.
(6)	The expense ratio would be 1.54% and 1.89% respectively, for the three months ended June 30, 2025, and 1.67% and 2.37% for the three months ended June 30, 2024 if brokerage commissions and futures account fees were excluded.
(7)	Adjusted to reflect a 1:10 reverse stock split on January 15, 2025, as if it occurred at the commencement of operations.

See accompanying notes to financial statements.

Selected data is for a Share outstanding throughout the Six Months Ended June 30, 2025 (Unaudited) and June 30, 2024 (Unaudited)

VS Trust

Financial Highlights

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Six Months Ended	Six Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025 (Unaudited)	June 30, 2025(7) (Unaudited)	June 30, 2024 (Unaudited)	June 30, 2024(7) (Unaudited)
Net Asset Value, Beginning of Period	$25.39	$33.93	$37.78	$137.27
Net investment income (loss) (1)	0.05	(0.01)	(0.03)	(0.41)
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts (2)	(9.87)	(11.61)	10.00	(81.58)
Net Increase (Decrease) in Net Asset Value Resulting from Operations	(9.82)	(11.62)	9.97	(81.99)
Net Asset Value, End of Period	$15.57	$22.31	$47.75	$55.28
Market Value Per Share (3)	$15.51	$22.44	$47.67	$56.00
Total Return at Net Asset Value (4)	-38.68%	-34.25%	26.39%	-59.73%
Total Return at Market Value (4)	-38.86%	-34.00%	26.35%	-59.21%

Ratios to Average Net Assets: (5)
Expense ratio (6)	1.58%	1.94%	1.69%	2.40%
Net Investment Loss	0.59%	-0.05%	-0.16%	-0.96%

(1)	Net investment income (loss) per share represents net investment income (loss) divided by the daily average shares of beneficial interest outstanding during the period.
(2)	Due to timing of capital share transactions, per share amounts may not compare with amounts appearing elsewhere within these Financial Statements.
(3)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
(4)	Percentages are not annualized for the period ended June 30, 2025 and June 30, 2024
(5)	Percentages are annualized.
(6)	The expense ratio would be 1.58% and 1.94% respectively, for the six months ended June 30, 2025, and 1.69% and 2.40% for the six months ended June 30, 2024 if brokerage commissions and futures account fees were excluded.
(7)	Adjusted to reflect a 1:10 reverse stock split on January 15, 2025, as if it occurred at the commencement of operations.

See accompanying notes to financial statements.

NOTE 8 - RISK

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

Counterparty Credit Risk

The Funds will be subject to the credit risk of the counterparties to the derivatives. In the case of cleared derivatives, the Funds will have credit risk to the clearing corporation in a similar manner as the Funds would for futures contracts. In the case of OTC derivatives, the Funds will be subject to the credit risk of the counterparty to the transaction - typically a single bank or financial institution. As a result, a Fund is subject to increased credit risk with respect to the amount it expects to receive from counterparties to OTC derivatives entered into as part of that Fund’s principal investment strategy. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, a Fund could suffer significant losses on these contracts and the value of an investor’s investment in a Fund may decline.

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

NOTE 9 - SUBSEQUENT EVENTS

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

Interest Income for the three months ended June 30, 2025 (Unaudited) and June 30, 2024 (Unaudited) were as follows:

Interest Income
Fund	Three Months Ended June 30, 2025 (Unaudited)	Three Months Ended June 30, 2024 (Unaudited)
-1x Short VIX Futures ETF	$2,385,094	$744,592
2x Long VIX Futures ETF	1,188,948	299,459
Total Trust	$3,574,042	$1,044,051

Interest Income for the six months ended June 30, 2025 (Unaudited), and June 30, 2024 (Unaudited) were as follows.

Fund	Six Months Ended June 30, 2025 (Unaudited)	Six Months Ended June 30, 2024 (Unaudited)
-1x Short VIX Futures ETF	$3,790,120	$1,128,372
2x Long VIX Futures ETF	2,382,591	515,925
Total Trust	$6,172,711	$1,644,297

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2025, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended June 30, 2025.

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

The tables below provide information about each Fund’s Financial Instruments. As of June 30, 2025 (Unaudited) and December 31, 2024, each of the Fund’s positions were as follows:

-1x Short VIX Futures ETF

As of June 30, 2025, SVIX was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of June 30, 2025 (Unaudited) and December 31, 2024, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2025 (Unaudited)
Contract	Long or Short	Expiration Date	Contracts Sold	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE Volatility Index	Short	7/16/2025	(7,745)	$18.67	1,000	$(144,599,150)
CBOE Volatility Index	Short	8/20/2025	(6,196)	20.07	1,000	(124,353,720)

Futures Positions as of December 31, 2024
Contract	Long or Short	Expiration Date	Contracts Sold	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE Volatility Index	Short	1/22/2025	(10,051)	$17.48	1,000	$(175,691,480)
CBOE Volatility Index	Short	2/19/2025	(6,959)	17.89	1,000	(124,496,510)

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

2x Long VIX Futures ETF

As of June 30, 2025, UVIX was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2024 and December 31, 2024, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2025 (Unaudited)
Contract	Long or Short	Expiration Date	Contracts Sold	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE Volatility Index	Long	7/16/2025	34,388	$18.67	1,000	$642,023,960
CBOE Volatility Index	Long	8/20/2025	27,511	20.07	1,000	552,145,770

Futures Positions as of December 31, 2024
Contract	Long or Short	Expiration	Contracts Purchased	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE Volatility Index	Long	1/22/2025	12,575	$17.48	1,000	$219,811,000
CBOE Volatility Index	Long	2/19/2025	8,706	17.89	1,000	155,750,340

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

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

Title of Securities Registered	Amount Registered as of June 30, 2025	Shares Sold For the Three Months Ended June 30, 2025 (Unaudited)	Sale Price of Shares Sold For the Three Months Ended June 30, 2025 (Unaudited)
-1x Short VIX Futures ETF	Unlimited	59,980,000	$777,860,047
2x Long VIX Futures ETF	Unlimited	35,110,000	1,043,390,295
Total Trust		95,090,000	$1,821,250,342

Title of Securities Registered	Amount Registered as of June 30, 2025	Shares Sold For the Six Months Ended June 30, 2025(1) (Unaudited)	Sale Price of Shares Sold For the Six Months Ended June 30, 2025 (Unaudited)
-1x Short VIX Futures ETF	Unlimited	77,910,000	1,168,099,472
2x Long VIX Futures ETF	Unlimited	52,700,000	1,562,223,528
Total Trust		130,610,000	2,730,323,000

(1)	For 2x Long VIX Futures ETF, financial highlights have been adjusted to reflect a 1:10 reverse stock split on January 15, 2025, as if it occurred at the commencement of operations.

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

Date: August 13, 2025

/s/ Justin Young
By:	Justin Young
Principal Financial and Accounting Officer

Date: August 13, 2025