Form 10-Q
period 2025-09-30
VS Trust
filed 2025-11-13
CIK 1793497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2025.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes ☐ No

As of September 30, 2025, the registrant had 61,477,473 shares of common stock, $0 par value per share, outstanding.

VS Trust

i

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Index

Documents	Page
Statements of Financial Condition, Schedule of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity, and Statements of Cash Flows:
-1x Short VIX Futures ETF	F-8
2x Long VIX Futures ETF	F-12
Notes to Financial Statements	F-16

VS Trust

Statements of Assets and Liabilities

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF		-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	September 30, 2025	September 30, 2025		December 31,	December 31,
	(Unaudited)	(Unaudited)		2024	2024
ASSETS
Cash	$51,490,873	$121,053,223		$-	$1,189,437
Investments in securities, at value *	891,000	-		114,106,682	52,819,184
Receivable for investments sold	93,629	-		-	-
Interest receivable	270,819	766,735		595,610	383,703
Prepaid expenses and other assets	7,432	26,916		13,472	52,844
Receivable for shares sold	-	6,062,363		-	-
Deposits at Broker for Futures and Options Contracts	112,464,769	413,840,389		206,471,251	130,007,592
Variation Margin receivable	961,398	-		-	4,152,478
Other receivable	-	1,819		4,952	-
Total Assets	166,179,920	541,751,445		321,191,967	188,605,238

LIABILITIES
Payables
Variation margin payable	$-	$6,366,987		$3,655,035	$-
Investments purchased	255,397	-		-	-
Fund shares redeemed	-	-		16,505,580	-
Management fees payable	201,450	667,947		350,201	318,004
Administrative, accounting and custodian fees payable	43,207	26,830		69,969	16,395
Professional fees payable	502,819	422,253		313,037	444,580
Licensing and registration fees payable	36,988	80,519		174,322	115,000
Total Liabilities	1,039,861	7,564,536		21,068,144	893,979
NET ASSETS	$165,140,059	$534,186,909		$300,123,823	$187,711,259

NET ASSETS CONSIST OF:
Paid-in capital	$54,105,221	$1,395,561,916		$173,281,568	$574,080,151
Total distributable earnings (accumulated deficit)	111,034,838	(861,375,007)		126,842,255	(386,368,892)
Net Assets	$165,140,059	$534,186,909		$300,123,823	$187,711,259

Net Asset Value (unlimited shares authorized):
Class I (unlimited shares authorized):
Net Assets	$165,140,059	$534,186,909		$300,123,823	$187,711,259
Shares Outstanding^	7,720,000	53,757,473	(1)	11,820,000	5,531,498	(1)
Net Asset Value, Offering and Redemption Price per Share	$21.39	$9.94	(1)	$25.39	$33.93	(1)
Market Value per Share (Note 2)	$21.38	$9.93	(1)	$25.37	$34.00	(1)

*Investments in securities, at cost	$919,232	$-		$113,974,059	$52,819,184

^	No Par Value
(1)	Adjusted to reflect a 1:10 reverse stock split on January 15, 2025, as if it occurred at the commencement of operations.

See accompanying notes to the financial statements.

VS Trust

Statements of Operations

For the Three Months Ended September 30, 2025 (Unaudited) and September 30, 2024 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	September 30, 2025	September 30, 2025	September 30, 2024	September 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INVESTMENT INCOME
Income:
Interest income	$884,596	$3,013,952	$1,893,485	$407,680
Other Income (loss)	(49)	-	-	-
Total Income	884,547	3,013,952	1,893,485	407,680

Expenses:
Management fees	685,215	2,390,308	1,134,109	416,604
Administrative, accounting and custodian fees	97,883	165,049	38,836	23,860
Professional fees	316,040	138,802	76,233	94,517
Licensing and registration fees	63,380	134,589	(10,647)	3,883
Other	1,574	1,574	1,006	1,006
Broker interest expense	-	-	47,307	-
Total Expenses	1,164,092	2,830,322	1,286,844	539,870
Net Investment income (loss)	(279,545)	183,630	606,641	(132,190)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FUTURES CONTRACTS
Net realized gain (loss) on:
Options	(2,530,152)	-	266,733	-
Futures	78,088,785	(499,794,282)	(28,508,230)	(7,095,465)
Net change in unrealized appreciation (depreciation) of:
Options	91,145	-	10,502	-
Futures	(10,466,131)	38,194,150	(3,125,307)	1,135,620
Net realized and unrealized gain (loss) on investments and futures contracts	65,183,647	(461,600,132)	(31,356,302)	(5,959,845)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$64,904,102	$(461,416,502)	$(30,749,661)	$(6,092,035)

See accompanying notes to financial statements.

VS Trust

Statements of Operations

For the Nine Months Ended September 30, 2025 (Unaudited) and September 30, 2024 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Nine Months Ended	Nine Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025	September 30, 2024	September 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INVESTMENT INCOME
Income:
Interest income	$4,674,716	$5,396,544	$3,021,857	$923,605
Other Income (loss)	(656)	(117)	-	-
Total Income	4,674,060	5,396,427	3,021,857	923,605

Expenses:
Management fees	3,045,194	4,467,136	2,128,614	1,009,549
Administrative, accounting and custodian fees	253,356	255,770	104,264	90,242
Professional fees	467,072	329,133	224,725	286,499
Licensing and registration fees	159,212	219,762	23,011	11,836
Other	4,557	4,557	2,973	2,973
Broker interest expense	-	-	47,307	-
Total Expenses	3,929,391	5,276,358	2,530,894	1,401,099
Net Investment income (loss)	744,669	120,069	490,963	(477,494)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FUTURES CONTRACTS
Net realized gain (loss) on:
Options	(6,014,298)	-	(6,489,708)	-
Futures	(20,074,846)	(426,821,741)	33,764,723	(67,353,025)
Net change in unrealized appreciation (depreciation) of:
Options	(160,855)	-	682,838	-
Futures	9,697,914	(48,304,442)	(7,658,659)	5,729,332
Net realized and unrealized gain (loss) on investments and futures contracts	(16,552,085)	(475,126,183)	20,299,194	(61,623,693)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(15,807,416)	$(475,006,114)	$20,790,157	$(62,101,187)

See accompanying notes to the financial statements.

VS Trust

Statements of Changes in Net Assets

For the Three Months Ended September 30, 2025 (Unaudited) and September 30, 2024 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	September 30, 2025	September 30, 2025	September 30, 2024	September 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment loss	$(279,545)	$183,630	$606,641	$(132,190)
Net realized gain (loss) on investments and futures contracts	75,558,633	(499,794,282)	(28,241,497)	(7,095,465)
Net change in unrealized appreciation (depreciation) of investments and futures contracts	(10,374,986)	38,194,150	(3,114,805)	1,135,620
Net increase (decrease) in net assets resulting from operations	64,904,102	(461,416,502)	(30,749,661)	(6,092,035)

CAPITAL SHARE TRANSACTIONS
Shares sold	47,029,604	596,922,833	546,031,939	232,642,352
Shares redeemed	(215,740,833)	(198,309,206)	(384,300,594)	(141,934,673)
Net increase (decrease) in net assets from capital share transactions	(168,711,229)	398,613,627	161,731,345	90,707,679
Total increase (decrease) in net assets	(103,807,127)	(62,802,875)	130,981,684	84,615,644

NET ASSETS
Beginning of Period	268,947,186	596,989,784	186,683,075	82,382,210
End of Period	$165,140,059	$534,186,909	$317,664,759	$166,997,854

See accompanying notes to the financial statements.

VS Trust

Statements of Changes in Net Assets

For the Nine Months Ended September 30, 2025 (Unaudited) and September 30, 2024 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Nine Months Ended	Nine Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025	September 30, 2024	September 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment loss	$744,669	$120,069	$490,963	$(477,494)
Net realized gain (loss) on investments and futures contracts	(26,089,144)	(426,821,741)	27,275,015	(67,353,025)
Net change in unrealized appreciation (depreciation) of investments and futures contracts	9,537,059	(48,304,442)	(6,975,821)	5,729,332
Net increase (decrease) in net assets resulting from operations	(15,807,416)	(475,006,114)	20,790,157	(62,101,187)

CAPITAL SHARE TRANSACTIONS
Shares sold	1,215,129,075	2,159,146,360	739,964,471	392,181,688
Shares redeemed	(1,334,305,423)	(1,337,664,596)	(568,147,288)	(232,747,643)
Net increase (decrease) in net assets from capital share transactions	(119,176,348)	821,481,764	171,817,183	159,434,045
Total increase (decrease) in net assets	(134,983,764)	346,475,650	192,607,340	97,332,858

NET ASSETS
Beginning of Period	300,123,823	187,711,259	125,057,419	69,664,996
End of Period	$165,140,059	$534,186,909	$317,664,759	$166,997,854

See accompanying notes to the financial statements.

VS Trust

Statements of Cash Flows

For the Three Months Ended September 30, 2025 (Unaudited) and September 30, 2024 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	For the Quarter Ended	For the Quarter Ended	For the Quarter Ended	For the Quarter Ended
	September 30, 2025	September 30, 2025	September 30, 2024	September 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$64,904,102	$(461,416,502)	$(30,749,661)	$(6,092,035)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Purchase of investments	(99,594,916)	(501,023,714)	(527,230,306)	(233,003,884)
Proceeds from sales or maturities of investments held	186,027,474	644,260,776	435,686,729	190,093,887
Net realized gain/loss on investments in options	2,530,152	-	(266,733)	-
Net change in unrealized appreciation/depreciation on investments in options	(91,145)	-	(10,502)	-
Decrease (Increase) in Deposits at broker for futures and options contracts	64,337,718	25,862,920	(37,391,280)	(49,286,294)
Decrease (Increase) in Variation margin receivable	1,409,521	-	(5,608,945)	1,361,220
Decrease (Increase) in interest receivable	351,305	(98,622)	(493,907)	(90,455)
Decrease (Increase) in other receivables	-	5,679	(630)	-
Decrease (Increase) in Prepaid expenses and other assets	18,537	54,416	1,668	(29,584)
Decrease (Increase) in Receivable for investments sold	(93,629)	-	-	-
Increase (Decrease) in Due to Other	-	-	-	34
Increase (Decrease) in Variation margin payable	-	(4,273,921)	(1,682,338)	6,246,194
Increase (Decrease) in Payable to Sponsor	(122,395)	(33,488)	191,857	80,693
Increase (Decrease) in Payable for investments purchased	255,397	-	-	-
Increase (Decrease) in Administrative, accounting and custodian fees payable	190	23,457	22,120	12,299
Increase (Decrease) in Professional fees payable	279,753	105,385	27,541	(3,638)
Increase (Decrease) in Licensing and registration fees payable	(9,962)	42,325	1,658	3,884
Net cash provided by (used in) operating activities	220,202,102	(296,491,289)	(167,502,729)	(90,707,679)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold, net of receivable for shares sold	47,029,604	615,853,718	546,031,939	232,642,352
Cost of shares redeemed, net of payable for shares redeemed	(215,740,833)	(198,309,206)	(379,699,986)	(141,934,673)
Net cash provided by (used in) financing activities	(168,711,229)	417,544,512	166,331,953	90,707,679
NET INCREASE (DECREASE) IN CASH	51,490,873	121,053,223	(1,170,776)	-
Beginning of Period	-	-	1,170,776	-
End of Period	$51,490,873	$121,053,223	$-	$-

See accompanying notes to the financial statements.

VS Trust

Statements of Cash Flows

For the Nine Months Ended September 30, 2025 (Unaudited) and September 30, 2024 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Nine Months Ended	Nine Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025	September 30, 2024	September 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(15,807,416)	$(475,006,114)	$20,790,157	$(62,101,187)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Purchase of investments	(1,257,598,362)	(1,470,810,543)	(872,724,542)	(404,905,328)
Proceeds from sales or maturities of investments held	1,364,638,891	1,523,629,727	740,260,607	351,776,886
Net realized gain/loss on investments in options	6,014,298	-	6,489,708	-
Net change in unrealized appreciation/depreciation on investments in options	160,855	-	(682,838)	-
Decrease (Increase) in Deposits at broker for futures and options contracts	94,006,482	(283,832,797)	(60,080,689)	(50,665,078)
Decrease (Increase) in Variation margin receivable	(961,398)	4,152,478	(5,608,945)	148,593
Decrease (Increase) in interest receivable	324,791	(383,032)	(1,785)	(15,806)
Decrease (Increase) in other receivables	4,952	(1,819)	(617,035)	(123,125)
Decrease (Increase) in Prepaid expenses and other assets	6,040	25,928	1,459	-
Decrease (Increase) in Receivable for investments sold	(93,629)	-	-	-
Increase (Decrease) in Due to Other	-	-	-	955
Increase (Decrease) in Variation margin payable	(3,655,035)	6,366,987	(204,703)	6,246,194
Increase (Decrease) in Payable to Sponsor	(148,751)	349,943	250,922	78,294
Increase (Decrease) in Payable for investments purchased	255,397	-	-	-
Increase (Decrease) in Administrative, accounting and custodian fees payable	(26,762)	10,435	33,008	19,182
Increase (Decrease) in Professional fees payable	189,782	(22,327)	89,862	104,629
Increase (Decrease) in Licensing and registration fees payable	(137,334)	(34,481)	2,026	1,746
Net cash provided by (used in) operating activities	187,172,801	(695,555,614)	(172,002,788)	(159,434,045)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold, net of receivable for shares sold	1,215,129,075	2,153,083,997	739,964,470	392,181,688
Cost of shares redeemed, net of payable for shares redeemed	(1,350,811,003)	(1,337,664,596)	(572,994,080)	(232,747,643)
Net cash provided by (used in) financing activities	(135,681,928)	815,419,401	166,970,390	159,434,045
NET INCREASE (DECREASE) IN CASH	51,490,873	119,863,786	(5,032,398)	-
Beginning of Period	-	1,189,437	5,032,398	-
End of Period	$51,490,873	$121,053,223	$-	$-

See accompanying notes to the financial statements.

-1x Short VIX Futures ETF

Schedule of Investments

September 30, 2025 (Unaudited)

PURCHASED OPTIONS - 0.5%(a)	Notional Amount	Contracts	Value
Call Options - 0.5%
CBOE Volatility Index, Expiration: 11/19/2025; Exercise Price: $30.00 (b)(c)	$14,652,000	9,000	$891,000
TOTAL PURCHASED OPTIONS (Cost $919,232)			891,000

TOTAL INVESTMENTS - 0.5% (Cost $919,232)			891,000
Money Market Deposit Account - 31.2% (d)			51,490,873
Other Assets in Excess of Liabilities - 68.3% (e)			112,758,186
TOTAL NET ASSETS - 100.0%			$165,140,059

Percentages are stated as a percent of net assets.

(a)	Non-income producing security.
(b)	Exchange-traded.
(c)	100 shares per contract.
(d)	The U.S. Bank Money Market Deposit Account (the “MMDA”) is a short-term vehicle in which the Fund holds cash balances. The MMDA will bear interest at a variable rate that is determined based on market conditions and is subject to change daily. The rate as of September 30, 2025 was 3.06%.
(e)	Includes cash of $112,464,769 that was pledged as collateral for futures and options contracts.

-1x Short VIX Futures ETF

Schedule of Futures Contracts

September 30, 2025 (Unaudited)

Description	Contracts Sold	Expiration Date	Notional Value	Value / Unrealized Appreciation (Depreciation)
CBOE VIX FUTURE Oct25	(5,431)	10/22/2025	$95,531,290	$3,955,387
CBOE VIX FUTURE Nov25	(3,620)	11/19/2025	69,612,600	395,618
Net Unrealized Appreciation (Depreciation)				$4,351,005

Summary of Fair Value Disclosure as of September 30, 2025 (Unaudited)

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

The following is a summary of the fair valuation hierarchy of the Fund’s securities as of September 30, 2025:

	Level 1	Level 2	Level 3	Total
Investments:
Purchased Options	$891,000	$–	$–	$891,000
Total Investments	$891,000	$–	$–	$891,000
Other Financial Instruments:
Futures Contracts*	$–	$4,351,005	$–	$4,351,005
Total Other Financial Instruments	$–	$4,351,005	$–	$4,351,005

*	The fair value of the Fund's investment represents the unrealized appreciation (depreciation) as of September 30, 2025.

Refer to the Schedule of Investments for further disaggregation of investment categories.

-1x Short VIX Futures ETF

Schedule of Investments

December 31, 2024

	Notional Amount	Contracts	Value
PURCHASED OPTIONS - 0.5%
Call Options - 0.5%
CBOE Volatility Index, Expiration: 02/19/2025; Exercise Price: $28.00 (a)(b)	$24,290,000	14,000	$1,484,000
TOTAL PURCHASED OPTIONS (Cost $1,351,377)			1,484,000

	Shares	Value
SHORT-TERM INVESTMENTS - 37.5%
Money Market Funds - 37.5%
First American Government Obligations Fund - Class X, 4.41% (c)(d)	112,622,682	112,622,682
TOTAL SHORT-TERM INVESTMENTS (Cost $112,622,682)		112,622,682
TOTAL INVESTMENTS - 38.0% (Cost $113,974,059)		114,106,682
Other Assets in Excess of Liabilities - 62.0% (e)		186,017,141
TOTAL NET ASSETS - 100.0%		$300,123,823

Percentages are stated as a percent of net assets.

(a)	Exchange-traded.

(b)	100 shares per contract.

(c)	The rate shown represents the 7-day annualized effective yield as of December 31, 2024.

(d)	Fair value of this security exceeds 25% of the Fund’s net assets. Additional information for this security, including the financial statements, is available from the SEC’s EDGAR database at www.sec.gov.

(e)	Includes cash of $206,471,251 that is pledged as collateral for futures and options contracts.

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

2x Long VIX Futures ETF

Schedule of Investments

September 30, 2025 (Unaudited)

TOTAL INVESTMENTS - 0.0% (Cost $0)	$--
Money Market Deposit Account - 22.7% (a)	121,053,223
Other Assets in Excess of Liabilities - 77.3%(b)	413,133,686
TOTAL NET ASSETS - 100.0%	$534,186,909

Percentages are stated as a percent of net assets.

(a)	The U.S. Bank Money Market Deposit Account (the “MMDA”) is a short-term vehicle in which the Fund holds cash balances. The MMDA will bear interest at a variable rate that is determined based on market conditions and is subject to change daily. The rate as of September 30, 2025 was 3.06%.

(b)	Includes cash of $413,840,389 that is pledged as collateral for futures contracts.

2x Long VIX Futures ETF

Schedule of Futures Contracts

September 30, 2025 (Unaudited)

Description	Contracts Purchased	Expiration Date	Notional Value	Value / Unrealized Appreciation (Depreciation)
CBOE VIX FUTURE Oct 25	35,137	10/22/2025	$618,059,830	$(35,090,702)
CBOE VIX FUTURE Nov 25	23,424	11/19/2025	450,443,520	(4,946,034)
Net Unrealized Appreciation (Depreciation)				$(40,036,736)

Summary of Fair Value Disclosure as of September 30, 2025 (Unaudited)

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

The following is a summary of the fair valuation hierarchy of the Fund’s securities as of September 30, 2025:

	Level 1	Level 2	Level 3	Total

Liabilities:
Other Financial Instruments:
Futures Contracts*	$–	$(40,036,736)	$–	$(40,036,736)
Total Other Financial Instruments	$–	$(40,036,736)	$–	$(40,036,736)

*	The fair value of the Fund's investment represents the unrealized appreciation (depreciation) as of September 30, 2025.

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

Schedule of Futures Contracts

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

The following is a summary of the fair valuation hierarchy of the Fund’s securities as of December 31, 2024:

	Level 1		Level 2	Level 3	Total
Assets:
Investments:
Money Market Funds		$52,819,184	$-	$-	$52,819,184
Total Investments		$52,819,184	$-	$-	$52,819,184

Other Financial Instruments:
Futures Contracts*			9,252,011	-	9,252,011
Total Other Financial Instruments	$		$9,252,011	$-	$9,252,011

Liabilities:

Other Financial Instruments:
Futures Contracts*			(984,305)	-	(984,305)
Total Other Financial Instruments			$(984,305)	$-	$(984,305)

*	The fair value of the Fund’s investment represents the net unrealized appreciation (depreciation) as of December 31, 2024.

Refer to the Schedule of Investments for further disaggregation of investment categories.

See accompanying notes to financial statements.

VS Trust

NOTES TO FINANCIAL STATEMENTS

September 30, 2024 (Unaudited)

NOTE 1 - ORGANIZATION

VS Trust (the “Trust”) is a Delaware statutory trust formed on October 24, 2019, and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of September 30, 2025, the following two series of the Trust have commenced investment operations: -1x Short VIX Futures ETF (“SVIX”) and 2x Long VIX Futures ETF (“UVIX”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the Cboe BZX Exchange (“Cboe BZX”).

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

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statements of Financial Condition dated September 30, 2025, and December 31, 2024, and represents cash, but does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the three months ended September 30, 2025, were typically as follows. All times are Eastern Standard Time:

Fund	Create/Redeem Cut-off* (EST)	NAV Calculation Time (EST)	NAV Calculation Date
-1x Short VIX Futures ETF and	2:00 p.m.	4:00 p.m.	September 30, 2025
2x Long VIX Futures ETF	2:00 p.m.	4:00 p.m.	September 30, 2025

*	Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended September 30, 2025.

Market value per Share is determined at the close of Cboe BZX and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the three months ended September 30, 2025.

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

Statements of Assets and Liabilities

Fair values of derivative instruments as of September 30, 2025 (Unaudited) and December 31, 2024:

	Statements of Assets and Liabilities	Fair Value		Statements of Assets and Liabilities	Fair Value
	Location	As of September 30, 2025 (Unaudited)		Location	As of December 31, 2024
-1x Short VIX Futures ETF		Assets	Liabilities		Assets	Liabilities
Purchased Option Contracts:
Index	Investments, at value	$891,000	$-	Investments, at value	$1,484,000	$-
Short Futures Contracts:
Index	Unrealized Appreciation*	4,351,005		Unrealized Appreciation*		(5,346,909)
Total fair values of derivative instruments		$5,242,005	$-		$1,484,000	$(5,346,909)

2x Long VIX Futures ETF		Assets	Liabilities		Assets	Liabilities
Long Futures Contracts:
Index	Unrealized Appreciation*	$-	$(40,036,736)	Unrealized Appreciation*	$9,252,011	$(984,305)
Total fair values of derivative instruments		$-	$(40,036,736)		$9,252,011	$(984,305)

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day's variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

Statements of Operations

The effect of derivative instruments on the Statement of Operations for the three months ended September 30, 2025 (Unaudited) and September 30, 2024 (Unaudited):

	Net Realized Gain (Loss) on Derivatives			Net Realized Gain (Loss) on Derivatives
	For the three months ended September 30, 2025 (Unaudited)			For the three months ended September 30, 2024 (Unaudited)
-1x Short VIX Futures ETF	Purchased	Short		Purchased	Short
	Option	Futures		Option	Futures
Derivatives	Contracts*	Contracts	Total	Contracts*	Contracts	Total
Index Contracts	$(2,530,152)	$78,088,785	$75,558,633	$266,733	$(28,508,230)	$(28,241,497)
Total	$(2,530,152)	$78,088,785	$75,558,633	$266,733	$(28,508,230)	$(28,241,497)

2x Long VIX Futures ETF	Purchased	Long		Purchased	Long
	Option	Futures		Option	Futures
Derivatives	Contracts*	Contracts	Total	Contracts*	Contracts	Total
Index Contracts	$-	$(499,794,282)	$(499,794,282)	$-	$(7,095,465)	$(7,095,465)
Total	$-	$(499,794,282)	$(499,794,282)	$-	$(7,095,465)	$(7,095,465)

	Net Change in Unrealized Appreciation (Depreciation) on Derivatives			Net Change in Unrealized Appreciation (Depreciation) on Derivatives
	For the three months ended September 30, 2025 (Unaudited)			For the three months ended September 30, 2024 (Unaudited)
-1x Short VIX Futures ETF	Purchased	Short		Purchased	Short
	Option	Futures		Option	Futures
Derivatives	Contracts**	Contracts	Total	Contracts**	Contracts	Total
Index Contracts	$91,145	$(10,466,131)	$(10,374,986)	$10,502	$(3,125,307)	$(3,114,805)
Total	$91,145	$(10,466,131)	$(10,374,986)	$10,502	$(3,125,307)	$(3,114,805)

2x Long VIX Futures ETF	Purchased	Long		Purchased	Long
	Option	Futures		Option	Futures
Derivatives	Contracts**	Contracts	Total	Contracts**	Contracts	Total
Index Contracts	$-	$38,194,150	$38,194,150	$-	$1,135,620	$1,135,620
Total	$-	$38,194,150	$38,194,150	$-	$1,135,620	$1,135,620

*	The amounts disclose are incnluded in the realized gain (loss) on investments.
**	The amounts disclosed are included in the change in unrealized appreciation (depreciation) on investments.

The following table indicates the average volume when in use for the quarter ended September 30, 2025 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of long futures contracts	$-	$1,131,336,540
Average notional value of short futures contracts	(217,048,380)	-

The following table indicates the average volume when in use for the quarter ended September 30, 2024 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of long futures contracts	$-	$249,472,430
Average notional value of short futures contracts	(252,076,760)	-

The following table indicates the average volume when in use for the quarter ended September 30, 2025 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of purchased options contracts	$19,978,500	$-

The following table indicates the average volume when in use for the quarter ended September 30, 2024 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of purchased options contracts	$54,255,000	$-

The effect of derivative instruments on the Statement of Operations for the nine months ended September 30, 2025 (Unaudited) and September 30, 2024 (Unaudited):

	Net Realized Gain (Loss) on Derivatives			Net Realized Gain (Loss) on Derivatives
	For the nine months ended September 30, 2025 (Unaudited)			For the nine months ended September 30, 2024 (Unaudited)
-1x Short VIX Futures ETF	Purchased	Short		Purchased	Short
	Option	Futures		Option	Futures
Derivatives	Contracts*	Contracts	Total	Contracts*	Contracts	Total
Index Contracts	$(6,014,298)	$(20,074,846)	$(26,089,144)	$(6,489,708)	$33,764,723	$27,275,015
Total	$(6,014,298)	$(20,074,846)	$(26,089,144)	$(6,489,708)	$33,764,723	$27,275,015

2x Long VIX Futures ETF	Purchased	Long		Purchased	Long
	Option	Futures		Option	Futures
Derivatives	Contracts*	Contracts	Total	Contracts*	Contracts	Total
Index Contracts	$-	$(426,821,741)	$(426,821,741)	$-	$(67,353,025)	$(67,353,025)
Total	$-	$(426,821,741)	$(426,821,741)	$-	$(67,353,025)	$(67,353,025)

	Net Change in Unrealized Appreciation (Depreciation) on Derivatives			Net Change in Unrealized Appreciation (Depreciation) on Derivatives
	For the nine months ended September 30, 2025 (Unaudited)			For the nine months ended September 30, 2024 (Unaudited)
-1x Short VIX Futures ETF	Purchased	Short		Purchased	Short
	Option	Futures		Option	Futures
Derivatives	Contracts**	Contracts	Total	Contracts**	Contracts	Total
Index Contracts	$(160,855)	$9,697,914	$9,537,059	$682,838	$(7,658,659)	$(6,975,821)
Total	$(160,855)	$9,697,914	$9,537,059	$682,838	$(7,658,659)	$(6,975,821)

2x Long VIX Futures ETF	Purchased	Long		Purchased	Long
	Option	Futures		Option	Futures
Derivatives	Contracts**	Contracts	Total	Contracts**	Contracts	Total
Index Contracts	$-	$(48,304,442)	$(48,304,442)	$-	$5,729,332	$5,729,332
Total	$-	$(48,304,442)	$(48,304,442)	$-	$5,729,332	$5,729,332

*	The amounts disclosed are included in the realized gain (loss) on investments.
**	The amounts disclosed are included in the change in unrealized appreciation (depreciation) on investments.

The following table indicates the average volume when in use for the nine months ended September 30, 2025 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of long futures contracts	$-	$746,272,748
Average notional value of short futures contracts	(255,539,755)	-

The following table indicates the average volume when in use for the nine months ended September 30, 2024 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of long futures contracts	$-	$198,579,725
Average notional value of short futures contracts	(180,167,953)	-

The following table indicates the average volume when in use for the nine months ended September 30, 2025 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of purchased options contracts	$24,454,120	$-

The following table indicates the average volume when in use for the nine months ended September 30, 2024 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of purchased options contracts	$45,226,660	$-

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of September 30, 2025 and December 31, 2024.

Fair Values of Derivative Instruments as of September 30, 2025 (Unaudited)
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
-1x Short VIX Futures ETF	$961,398	$-	$961,398	$-	$-	$-
2x Long VIX Futures ETF	-	-	-	6,366,987	-	6,366,987

Fair Values of Derivative Instruments as of December 31, 2024
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
-1x Short VIX Futures ETF	$-	$-	$-	$3,655,035	$-	$3,655,035
2x Long VIX Futures ETF	4,152,478	-	4,152,478	-	-	-

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at September 30, 2025 and December 31, 2024. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of September 30, 2025 (Unaudited)
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) /the Counterparties	Net Amount
-1x Short VIX Futures ETF	$961,398	$-	$-	$961,398
2x Long VIX Futures ETF	(6,366,987)	-	-	(6,366,987)

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2024
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
-1x Short VIX Futures ETF	$(3,655,035)	$-	$-	$(3,655,035)
2x Long VIX Futures ETF	4,152,478	-	-	4,152,478

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

Transaction Fees for the three months ended September 30, 2025 (Unaudited) and September 30, 2024 (Unaudited) were as follows:

Fund	Three Months Ended September 30, 2025 (Unaudited)	Three Months Ended September 30, 2024 (Unaudited)
-1x Short VIX Futures ETF	$78,808	$279,016
2x Long VIX Futures ETF	238,498	112,304
	$317,306	$391,320

Transaction Fees for the nine months ended September 30, 2025 (Unaudited) and September 30, 2024 (Unaudited) were as follows:

Fund	Nine Months Ended September 30, 2025 (Unaudited)	Nine Months Ended September 30, 2024 (Unaudited)
-1x Short VIX Futures ETF	$764,601	$392,316
2x Long VIX Futures ETF	1,048,728	187,387
	$1,813,329	$579,703

NOTE 7 - FINANCIAL HIGHLIGHTS

Selected data is for a Share outstanding throughout the three months ended September 30, 2025 (Unaudited) and September 30, 2024 (Unaudited):

VS Trust

Financial Highlights

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	September 30, 2025 (Unaudited)	September 30, 2025 (Unaudited)	September 30, 2024 (Unaudited)	September 30, 2024 (Unaudited) (7)
Net Asset Value, Beginning of Period	$15.57	$22.31	$47.75	$55.23
Net investment income (loss)(1)	(0.03)	0.00 (8)	0.06	(0.07)
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts (2)	5.85	(12.37)	(20.75)	(7.83)
Net Increase (Decrease) in Net Asset Value Resulting from Operations	5.82	(12.37)	(20.69)	(7.90)
Net Asset Value, End of Period	$21.39	$9.94	$27.06	$47.33
Market Value Per Share, at September 30, 2025 and September 30, 2024(3)	$21.38	$9.93	$27.07	$47.20
Total Return at Net Asset Value (4)	37.38%	-55.45%	-43.33%	-14.31%
Total Return at Market Value (4)	37.85%	-55.75%	-43.21%	-15.71%

Ratios to Average Net Assets: (5)
Expense ratio (6)	2.29%	1.95%	1.53%	2.14%
Net Investment income (loss)	-0.55%	0.13%	0.72%	-0.52%

(1)	Net investment income (loss) per share represents net investment income (loss) divided by the daily average shares of beneficial interest outstanding during the period.
(2)	Due to timing of capital share transactions, per share amounts may not compare with amounts appearing elsewhere within these Financial Statements.
(3)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds' net asset value is calculated.
(4)	Percentages are not annualized for the period ended September 30, 2025 and September 30, 2024.
(5)	Percentages are annualized.
(6)	The expense ratio would be 2.29% and 1.95% respectively, for the three months ended September 30, 2025, and 1.53% and 2.14% for the three months ended September 30, 2024 if brokerage commissions and futures and futures account fees were excluded.
(7)	Adjusted to reflect a 1:10 reverse stock split on January 15, 2025, as if it occured at the commencement of operations.
(8)	Amount represents less than $0.005

See accompanying notes to financial statements.

Selected data is for a Share outstanding throughout the Nine Months Ended September 30, 2025 (Unaudited) and September 30, 2024 (Unaudited)

VS Trust

Financial Highlights

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Nine Months Ended	Nine Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025 (Unaudited)	September 30, 2025 (Unaudited) (7)	September 30, 2024 (Unaudited)	September 30, 2024 (Unaudited) (7)
Net Asset Value, Beginning of Period	$25.39	$33.93	$37.78	$137.27
Net investment income (loss) (1)	0.04	0.01	0.08	(0.39)
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts (2)	(4.04)	(24.00)	(10.80)	(89.55)
Net Increase (Decrease) in Net Asset Value Resulting from Operations	(4.00)	(23.99)	(10.72)	(89.94)
Net Asset Value, End of Period	$21.39	$9.94	$27.06	$47.33
Market Value Per Share, at September 30, 2025 and September 30, 2024(3)	$21.38	$9.93	$27.07	$47.20
Total Return at Net Asset Value (4)	-15.75%	-70.70%	-28.37%	-65.55%
Total Return at Market Value (4)	-15.73%	-70.79%	-28.25%	-65.62%

Ratios to Average Net Assets: (5)
Expense ratio (6)	1.74%	1.95%	1.61%	2.29%
Net Investment income (loss)	0.33%	0.04%	0.31%	-0.78%

(1)	Net investment income (loss) per share represents net investment income (loss) divided by the daily average shares of beneficial interest outstanding during the period.
(2)	Due to timing of capital share transactions, per share amounts may not compare with amounts appearing elsewhere within these Financial Statements.
(3)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds' net asset value is calculated.
(4)	Percentages are not annualized for the period ended September 30, 2025 and September 30, 2024.
(5)	Percentages are annualized.
(6)	The expense ratio would be 1.74% and 1.95% respectively, for the three months ended September 30, 2025, and 1.61% and 2.29% for the three months ended September 30, 2024 if brokerage commissions and futures and futures account fees were excluded.
(7)	Adjusted to reflect a 1:10 reverse stock split on January 15, 2025, as if it occured at the commencement of operations.

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

Interest Income for the three months ended September 30, 2025 (Unaudited) and September 30, 2024 (Unaudited) were as follows:

Interest Income
Fund	Three Months Ended September 30, 2025 (Unaudited)	Three Months Ended September 30, 2024 (Unaudited)
-1x Short VIX Futures ETF	$884,596	$1,893,485
2x Long VIX Futures ETF	3,013,952	407,680
Total Trust	$3,898,548	$2,301,165

Interest Income for the nine months ended September 30, 2025 (Unaudited), and September 30, 2024 (Unaudited) were as follows.

Fund	Nine Months Ended September 30, 2025 (Unaudited)	Nine Months Ended September 30, 2024 (Unaudited)
-1x Short VIX Futures ETF	$4,674,716	$3,021,857
2x Long VIX Futures ETF	5,396,544	923,605
Total Trust	$10,071,260	$3,945,462

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2025, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended September 30, 2025.

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

The tables below provide information about each Fund’s Financial Instruments. As of September 30, 2025 (Unaudited) and December 31, 2024, each of the Fund’s positions were as follows:

-1x Short VIX Futures ETF

As of September 30, 2025, SVIX was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of September 30, 2025 (Unaudited) and December 31, 2024, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2025 (Unaudited)
Contract	Long or Short	Expiration Date	Contracts Sold	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE Volatility Index	Short	10/22/2025	(5,431)	$17.59	1,000	$(95,531,290)
CBOE Volatility Index	Short	11/19/2025	(3,620)	19.23	1,000	(69,612,600)

Futures Positions as of December 31, 2024
Contract	Long or Short	Expiration Date	Contracts Sold	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE Volatility Index	Short	1/22/2025	(10,051)	$17.48	1,000	$(175,691,480)
CBOE Volatility Index	Short	2/19/2025	(6,959)	17.89	1,000	(124,496,510)

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

2x Long VIX Futures ETF

As of September 30, 2025, UVIX was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2024 and December 31, 2024, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2025 (Unaudited)
Contract	Long or Short	Expiration Date	Contracts Sold	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE Volatility Index	Long	10/22/2025	35,137	$17.59	1,000	$618,059,830
CBOE Volatility Index	Long	11/19/2025	23,424	19.23	1,000	450,443,520

Futures Positions as of December 31, 2024
Contract	Long or Short	Expiration Date	Contracts Sold	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE Volatility Index	Long	1/22/2025	12,575	$17.48	1,000	$219,811,000
CBOE Volatility Index	Long	2/19/2025	8,706	17.89	1,000	155,750,340

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rules 13a-15€ and 15d-15€ under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of September 30, 2022, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

b) None.

b) Not applicable.

Title of Securities Registered	Amount Registered as of September 30, 2025	Shares Sold For the Three Months Ended September 30, 2025 (Unaudited)	Sale Price of Shares Sold For the Three Months Ended September 30, 2025 (Unaudited)
-1x Short VIX Futures ETF	Unlimited	2,600,000	$47,029,604
2x Long VIX Futures ETF	Unlimited	41,370,000	596,922,833
Total Trust		43,970,000	$643,952,437

Title of Securities Registered	Amount Registered as of September 30, 2025	Shares Sold For the Nine Months Ended September 30, 2025 (1)	Sale Price of Shares Sold For the Nine Months Ended September 30, 2025
-1x Short VIX Futures ETF	Unlimited	80,510,000	1,215,129,075
2x Long VIX Futures ETF	Unlimited	94,070,000	2,159,146,360
Total Trust		174,580,000	3,374,275,435

(1)	For 2x Long VIX Futures ETF, financial highlights have been adjusted to reflect a 1:10 reverse stock split on January 15, 2025, as if it occurred at the commencement of operations.

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

Date: November 13, 2025

/s/ Justin Young
By:	Justin Young
Principal Financial and Accounting Officer

Date: November 13, 2025