Form 10-K
period 2025-12-31
VS Trust
filed 2026-03-31
CIK 1793497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2025.

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

As of February 28, 2026, the registrant had 70,937,473 shares of common stock, $0 par value per share, outstanding.

The aggregate market value of each Fund’s units held by non-affiliates as of June 30, 2025 and the number of outstanding units for each Fund as of February 28, 2026, are included in the table below.

Fund	Aggregate Market Value of the Fund’s Units Held by Non-Affiliates as of June 30, 2025	Number of Outstanding Units as of February 28, 2026
-1x Short VIX Futures ETF	$268,947,186	6,500,000
2x Long VIX Futures ETF	$596,989,784	64,437,473
Total	$865,936,970

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

From November 1, 2022 through September 16, 2024, Penserra Capital Management, LLC served as the Funds’ commodity sub-adviser. Prior to November 1, 2022, Milliman FRM served as the Funds’ commodity sub-adviser.

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

Principal Investment Strategies

In seeking to achieve each Fund’s investment objective, the Sponsor uses a mathematical approach to investing. Using this approach, the Sponsor determines the type, quantity and mix of investment positions that it believes, in combination, should produce daily returns consistent with each Fund’s objective.

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

Each Fund seeks to position its portfolio so that its exposure to its Benchmark is consistent with its investment objective. The time and manner in which the Fund rebalances its portfolio is defined by the Index methodology but may vary from day to day depending upon market conditions and other circumstances, deemed at the discretion of the Sponsor, beneficial at tracking the Benchmark, or beneficial to the Fund holders.

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

Each Fund currently uses each of the following firms as an FCM: ADM Investor Services, Inc., Clear Street LLC, Marex North America LLC, StoneX Financial Inc. — FCM, Straits Financial LLC, RBC Capital Markets, LLC. The FCMs used by a Fund may change from time to time. The above discussion relating to an FCM also would apply to other firms that serve as an FCM to a Fund in the future. Each FCM in its capacity as a registered FCM, serves as a clearing broker to the Trust and a Fund and certain other funds of the Trust and as such arranges for the execution and clearing of a Fund’s futures transactions. Each FCM acts as clearing broker for many other funds and individuals. A variety of executing brokers may execute futures transactions on behalf of the Funds. The executing brokers will give-up all such transactions to an FCM as applicable. Each FCM is registered as an FCM with the CFTC, is a member of the NFA and a clearing member of the CBOT, CME, NYMEX, or another major U.S. commodity exchange. No FCM is affiliated with or acts as a supervisor of the Trust, the Funds, the Sponsor, the Trustee, the Administrator, Sub-Administrator, Transfer Agent, or the Custodian. No FCM acts as an underwriter or sponsor of the offering of the Shares, or has passed upon the merits of participating in this offering or has passed upon the adequacy of this Prospectus or on the accuracy of the information contained herein. No FCM provides any commodity trading advice regarding a Fund’s trading activities. Investors should investors should also note that the Sponsor may select additional clearing brokers or replace any FCM as a Fund’s clearing broker.

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

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a)	The Shares of each Fund that has commenced investment operations are listed in the accompanying table. The dates the Shares of each Fund began trading, their symbols and their primary listing exchange are indicated below:

Fund	Commencement of Operations	Ticker Symbol	Name of each exchange on which registered
-1x Short VIX Futures ETF	28-Mar-22	SVIX	Cboe BZX Exchange
2x Long VIX Futures ETF	28-Mar-22	UVIX	Cboe BZX Exchange

The approximate number of holders of the Shares of each Fund as of December 31, 2025 was as follows:

Fund	Number of Units
-1x Short VIX Futures ETF	8,740,000
2x Long VIX Futures ETF	58,157,473
Combined Trust:	66,897,473

The Funds made no distributions during the period ended December 31, 2025. The Funds have no obligation to make periodic distributions to shareholders.

The approximate number of holders of the Shares of each Fund as of December 31, 2024 was as follows:

Fund	Number of Units
-1x Short VIX Futures ETF	11,820,000
2x Long VIX Futures ETF	5,531,498	(1)
Combined Trust:	17,351,498

(1)	Approximate shareholders have been adjusted to reflect a 1:10 reverse stock split on January 15, 2025, as if it occurred at the commencement of operations.

The Funds made no distributions during the period ended December 31, 2024. The Funds have no obligation to make periodic distributions to shareholders.

b)	The following tables reflect the shares sold and the sale price of the shares sold for three months and for the year ended December 31, 2025 and December 31, 2024.

Title of Securities Registered	Amount Registered as of December 31, 2025	Shares Sold For the Three Months Ended December 31, 2025	Sale Price of Shares Sold For the Three Months Ended December 31, 2025	Shares Sold For the Year Ended December 31, 2025(1)	Sale Price of Shares Sold For the Year Ended December 31, 2025
-1x Short VIX Futures ETF
Common Units of Beneficial Interest	An indeterminant amount of securities	8,200,000	$154,416,104	88,710,000	$1,369,590,652
2x Long VIX Futures ETF
Common Units of Beneficial Interest	An indeterminant amount of securities	66,290,000	636,392,016	160,360,000	2,795,737,205

(1)	For 2x Long VIX Futures ETF, shares have been adjusted to reflect a 1:10 reverse stock split on January 15, 2025, as if it occurred at the commencement of operations.

Title of Securities Registered	Amount Registered as of December 31, 2024	Shares Sold For the Three Months Ended December 31, 2024(1)	Sale Price of Shares Sold For the Three Months Ended December 31, 2024	Shares Sold For the Year Ended December 31, 2024(1)	Sale Price of Shares Sold For the Year Ended December 31, 2024
-1x Short VIX Futures ETF
Common Units of Beneficial Interest	An indeterminant amount of securities	3,410,000	$88,657,561	29,460,000	$828,649,566
2x Long VIX Futures ETF
Common Units of Beneficial Interest	An indeterminant amount of securities	9,561,000	349,935,390	15,789,000	742,224,982

(1)	For 2x Long VIX Futures ETF, shares have been adjusted to reflect a 1:10 reverse stock split occurring on January 15, 2025, as if it occurred at the commencement of operations.

c)	From October 1, 2025 through December 31, 2025, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Averate Price Per Share
-1x Short VIX Futures ETF
10/01/2025 to 10/31/2025	(100,000)	$21.39
11/01/2025 to 11/30/2025	(3,340,000)	19.47
12/01/2025 to 12/31/2025	(3,740,000)	22.58
2x Long VIX Futures ETF
10/01/2025 to 10/31/2025	(30,600,000)	10.58
11/01/2025 to 11/30/2025	(30,500,000)	10.79
12/01/2025 to 12/31/2025	(790,000)	7.55

From October 1, 2024 through December 31, 2024, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed(1)	Average Price Per Share
-1x Short VIX Futures ETF
10/01/2024 to 10/31/2024	(430,000)	$25.25
11/01/2024 to 11/30/2024	(110,000)	28.82
12/01/2024 to 12/31/2024	(2,790,000)	28.29
2x Long VIX Futures ETF
10/01/2024 to 10/31/2024	(1,275,000)	5.51
11/01/2024 to 11/30/2024	(1,555,000)	3.84
12/01/2024 to 12/31/2024	(4,728,000)	4.01

(1)	For 2x Long VIX Futures ETF, shares have been adjusted to reflect a 1:10 reverse stock split occurring on January 15, 2025, as if it occurred at the commencement of operations.

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

Liquidity and Capital Resources

In order to collateralize derivatives positions, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the year ended December 31, 2025 and December 31, 2024, each of the Funds earned total income as follows:

Fund	Total Income Year Ended December 31, 2025	Total Income Year Ended December 31, 2024
-1x Short VIX Futures ETF	$5,623,344	$4,873,066
2x Long VIX Futures ETF	7,296,215	2,046,348

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

The Sponsor attempts to minimize certain of these market and credit risks by normally:

●	executing and clearing trades with creditworthy counterparties, as determined by the Sponsor;

●	limiting the outstanding amounts due from counterparties to the Funds;

●	requiring that the counterparty posts collateral in amounts approximately equal to that owed to the Funds, as marked to market daily, subject to certain minimum thresholds;

●	limiting the amount of margin or premium posted at a FCM; and

●	ensuring that deliverable contracts are not held to such a date when delivery of the underlying asset could be called for.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2025, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the year ended December 31, 2025.

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

Results of Operations for the Years Ended December 31, 2025 and December 31, 2024

-1x Short VIX Futures ETF

Fund Performance

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net Assets beginning of period	$300,123,823	$125,057,419
Net Assets end of period	$212,031,300	$300,123,823
Percentage change in NAV	(29)%	140%
Shares outstanding beginning of period	11,820,000	3,310,000
Shares outstanding end of period	8,740,000	11,820,000
Percentage change in shares outstanding	(26)%	257%
Shares created	88,710,000	29,460,000
Shares redeemed	(91,790,000)	(20,950,000)
Per share NAV beginning of period	25.39	$37.78
Per share NAV end of period	$24.26	$25.39
Percentage change in per share NAV	(4.45)%	(32.80)%
Percentage change in benchmark	(0.64)%	(27.52)%
Benchmark annualized volatility	76.15%	80.52%

During the year ended December 31, 2025, the decrease in the Fund’s per share NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the performance of the Short Index. The decrease in the Fund’s NAV also resulted in part from a decrease from 11,820,000 outstanding Shares at December 31, 2024 to 8,740,000 outstanding Shares at December 31, 2025. By comparison, during the year ended December 31, 2024, the decrease in the Fund’s per share NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the performance of the Short Index. The decrease in the Fund’s per share NAV also resulted in part from an increase from 3,310,000 outstanding Shares at December 31, 2023 to 11,820,000 outstanding Shares at December 31, 2024.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2025 and December 31, 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net investment income (loss)	$522,434	$937,219
Management fee	3,750,621	3,149,545
Brokerage commissions / Futures account fees	-	47,307
Non-recurring fees and expenses	1,350,289	738,995
Net realized gain (loss)	5,094,582	16,457,605
Change in net unrealized appreciation (depreciation)	22,581,877	(11,051,864)
Net income (loss)	28,198,893	6,342,960

Futures Positions as of December 31, 2025

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE VIX FUTURE Jan26	Short	Jan-26	(6,632)	16.53	1,000	(109,626,960)
CBOE VIX FUTURE Feb26	Short	Feb-26	(5,526)	18.53	1,000	(102,396,780)

Futures Positions as of December 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE VIX FUTURE Jan25	Short	Jan-25	(10,051)	17.48	1,000	(175,691,480)
CBOE VIX FUTURE Feb25	Short	Feb-25	(6,959)	17.89	1,000	(124,496,510)

The December 31, 2025 and the December 31, 2024 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Short Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Short Index.

2x Long VIX Futures ETF

Fund Performance

	Year Ended December 31, 2025(1)	Year Ended December 31, 2024(1)
Net Assets beginning of period	$187,711,259	$69,664,996
Net Assets end of period	$331,291,100	$187,711,259
Percentage change in NAV	76%	169%
Shares outstanding beginning of period	5,531,498	507,498
Shares outstanding end of period	58,157,473	5,531,498
Percentage change in shares outstanding	951%	990%
Shares created	160,360,000	15,789,000
Shares redeemed	(107,734,025)	(10,765,000)
Per share NAV beginning of period	$33.93	$137.27
Per share NAV end of period	$5.70	$33.93
Percentage change in per share NAV	(83.2)%	(75.3)%
Percentage change in benchmark	(44.0)%	(29.3)%
Benchmark annualized volatility	76.15%	80.52%

(1)	Shares have been adjusted to reflect a 1:10 reverse stock split on January 15, 2025, as if it occurred at the commencement of operations.

During the year ended December 31, 2025, the decrease in the Fund’s per share NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the performance of the Long Index. The decrease in the Fund’s per share NAV was partially offset by an increase from 5,531,498 outstanding Shares at December 31, 2024 to 58,157,473 outstanding Shares at December 31, 2025. By comparison, during the year ended December 31, 2024, the decrease in the Fund’s per share NAV resulted primarily from the cumulative effect of the Funds seeking daily investment results, before fees and expenses, that correspond to the performance of the Long Index. The decrease in the Fund’s per share NAV was partially offset by an increase from 507,498 outstanding Shares at December 31, 2023 to 5,531,498 outstanding Shares at December 31, 2024.

Net Income/Loss

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net investment income (loss)	$(577,068)	$(572,956)
Management fee	6,263,487	1,833,654
Brokerage commissions / Futures account fees	-	-
Non-recurring fees and expenses	1,609,796	785,650
Net realized gain (loss)	(582,369,071)	(47,624,517)
Change in net unrealized appreciation (depreciation)	(68,788,688)	16,445,324
Net income (loss)	(651,734,827)	(31,752,149)

Futures Positions as of December 31, 2025

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE VIX FUTURE Jan26	Long	Jan-26	20,732	16.53	1,000	342,699,960
CBOE VIX FUTURE Feb26	Long	Feb-26	17,276	18.53	1,000	320,124,280

Futures Positions as of December 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE VIX FUTURE Jan25	Long	Jan-25	12,575	17.48	1,000	219,811,000
CBOE VIX FUTURE Feb25	Long	Feb-25	8,706	17.89	1,000	155,750,340

The December 31, 2025 and the December 31, 2024 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Long Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Long Index.

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

Item 8. Financial Statements and Supplementary Data.

Statement of Operations for the three month periods ended March 31, 2025, March 31, 2024, June 30, 2025, June 30, 2024, September 30, 2025, September 30, 2024, December 31, 2025, December 31, 2024 and the years ended December 31, 2025 and December 31, 2024 for each Fund, as applicable.

-1x Short VIX Futures ETF

	Three Months Ended (Unaudited)				Year Ended
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025	December 31, 2025
Net investment income (loss)	$352,563	$671,652	$(279,545)	$(222,236)	$522,434
Net realized gain (loss)	(27,980,689)	(73,667,089)	75,558,633	31,183,727	5,094,582
Net unrealized gain (loss)	(4,572,697)	24,484,741	(10,374,986)	13,044,819	22,581,877
Net income (loss)	$(32,200,823)	$(48,510,696)	$64,904,102	$44,006,310	$28,198,893
Net increase (decrease) in net asset value per share	$(5.07)	$(4.75)	$5.82	$2.87	(1.13)

	Three Months Ended (Unaudited)				Year Ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	December 31, 2024
Net investment income (loss)	$(163,131)	$47,453	$606,641	$446,256	$937,219
Net realized gain (loss)	19,506,922	36,009,590	(28,241,497)	(10,817,410)	16,457,605
Net unrealized gain (loss)	(3,566,658)	(294,358)	(3,114,805)	(4,076,043)	(11,051,864)
Net income (loss)	$15,777,133	$35,762,685	$(30,749,661)	$(14,447,197)	$6,342,960
Net increase (decrease) in net asset value per share	$4.73	$5.24	$(20.69)	$(1.67)	$(12.39)

2x Long VIX Futures ETF

	Three Months Ended (Unaudited)				Year Ended
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025	December 31, 2025
Net investment income (loss)	$254,267	$(317,830)	$183,630	$(697,135)	$(577,068)
Net realized gain (loss)	78,077,648	(5,105,107)	(499,794,282)	(155,547,330)	(582,369,071)
Net unrealized gain (loss)	2,686,893	(89,185,485)	38,194,150	(20,484,246)	(68,788,688)
Net income (loss)	$81,018,808	$(94,608,422)	$(461,416,502)	$(176,728,711)	$(651,734,827)
Net increase (decrease) in net asset value per share	$3.14	$(14.76)	$(12.37)	$(4.24)	$(28.23)

	Three Months Ended (Unaudited)				Year Ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	December 31, 2024
Net investment income (loss)	$(204,716)	$(140,588)	$(132,190)	$(95,462)	$(572,956)
Net realized gain (loss)	(30,744,766)	(29,512,794)	(7,095,465)	19,728,508	(47,624,517)
Net unrealized gain (loss)	886,443	3,707,269	1,135,620	10,715,992	16,445,324
Net income (loss)	$(30,063,039)	$(25,946,113)	$(6,092,035)	$30,349,038	$(31,752,149)
Net increase (decrease) in net asset value per share	$(50.49)	$(31.55)	$(7.90)	$(13.40)	$(103.34)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”) were effective, as of December 31, 2025, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, of the Trust as appropriate to allow timely decisions regarding required disclosure.

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

Management, including the principal executive officer and principal financial officer of the Trust, assessed the effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2025. Their assessment included an evaluation of the design of the Trust’s and the Funds’ internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Trust’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, management, including the principal executive officer and principal financial officer of the Trust, concluded that the Trust’s and the Funds’ internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

The Sponsor

Volatility Shares LLC is the Sponsor of the Trust and the Funds. As noted above, the Sponsor has exclusive management and control of all aspects of the business of the Funds. The Trustee has no duty or liability to supervise the performance of the Sponsor, nor will the Trustee have any liability for the acts or omissions of the Sponsor.

As of December 31, 2025, the Sponsor serves as the Trust’s commodity pool operator. Specifically, with respect to the Trust, the Sponsor:

●	Manages and directs the Funds’ portfolio of Financial Instruments and other assets, including cash and cash equivalents;

●	selects the Funds’ service providers;

●	negotiates various agreements and fees;

●	performs such other services as the Sponsor believes that the Trust may require from time to time;

●	selects the FCM and Financial Instrument counterparties, if any.

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

Background and Principals

As of December 31, 2025, Volatility Shares LLC, the Sponsor, is a limited liability company formed in Delaware on July 25, 2019. The Sponsor was formed for the purpose of sponsoring volatility-linked exchange-traded funds, of which the Funds are the first. Prior to its engagement as Sponsor of the Funds, the Sponsor had no operating history.

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
Associated Person of the Sponsor (since 12/12/2019)
Principal Executive Officer of the Trust (since 4/8/2021)
Principal Financial Officer of the Trust (since 4/8/2021)
Principal Accounting Officer of the Trust (since 4/8/2021)
Stuart Barton	Principal of the Sponsor (since 10/2/2019) Associated Person of the Sponsor (since 10/14/2019)
Chang Kim*	Principal of the Sponsor (since 1/26/2022) Chief Compliance Officer of the Trust and Sponsor (since 1/26/2022)
Charles Lowery*	Principal of the Sponsor (since 7/6/2023) Chief Investment Officer (since 1/1/2025)
Barry Pershkow	General Counsel (since 1/9/2026)
Corpus Partners LLC	Principal of the Sponsor (since 3/14/2025)
Justin Young Holdings LLC	Principal of the Sponsor (since 3/14/2025)
Middle Pine LLC	Principal of the Sponsor (since November 7, 2025)

*	Denotes principal of the Sponsor who participates in making trading decisions for the Funds.

The following is a biographical summary of the business experience of the executive officers of the Trust and the principals and significant employees of the Sponsor. Of the Principals listed below, only Justin Young, Chang Kim, and Charles Lowery participate in making trading or operational decisions for the Funds or supervise persons engaged in making trading or operational decisions for the Funds.

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

Barry Pershkow serves as General Counsel to the Adviser. He holds a B.A. from Duke University and a J.D. from Tulane University. From 2017 to 2026, he was Partner at Chapman & Cutler LLP; and from 2012 to 2017, he was Senior Special Counsel (ETFs) in the Chief Counsel’s Office in the Division of Investment Management at the U.S. Securities and Exchange Commission. Prior to that he served as Vice President and Counsel to another ETF sponsor, and as an associate at a large nationally recognized law firm.

Corpus Partners LLC became a Principal of the Sponsor on March 14, 2025. Corpus Partners LLC has a passive ownership interest in the Sponsor and exercises no management authority over the Funds.

Justin Young Holdings LLC became a Principal of the Sponsor on March 14, 2025. Justin Young Holdings LLC has a passive ownership interest in the sponsor and exercises no management authority over the Funds.

Middle Pine LLC became a Principal of the Sponsor on November 7, 2025. Middle Pine LLC has a passive ownership interest in the Sponsor and exercises no management authority over the Funds.

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

Insider Trading Policy

The Trust has adopted an insider trading policy applicable to the Sponsor’s directors, officers and employees, which is included as an exhibit to this annual report on Form 10-K.

Code of Ethics

The Trust has adopted a code of ethics (“Code of Ethics”) that applies to its Principal Executive Officer and Principal Financial Officer. A copy of the Code of Ethics can be obtained, without charge, upon written request to the Sponsor at the following address: Volatility Shares LLC, Attn: Chief Compliance Officer, 2000 PGA Boulevard, Suite 4440, Palm Beach Gardens, FL 33408.

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

For the years ended December 31, 2025 and December 31, 2024, the following represents Management Fees earned by the Sponsor:

	Amount
	Year Ended December 31,
Fund	2025	2024
-1x Short VIX Futures ETF	$3,750,621	$3,149,545
2x Long VIX Futures ETF	6,263,487	1,833,654

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1)	to (4). Fees for services performed by Tait, Weller & Baker, LLP (“Tait Weller”) and PricewaterhouseCoopers LLP (PwC) for the years ended December 31, 2025 and December 31, 2024 were as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
-1x Short VIX Futures ETF
Audit Fees	20,250	$18,037
Tax Fees	689,497	197,759
	$709,747	$215,796
2x Long VIX Futures ETF
Audit Fees	20,250	$18,037
Tax Fees	535,955	405,492
	$556,605	$423,529

Combined Trust:	$1,266,352	$639,325

Audit fees for the year ended December 31, 2025 and December 31, 2024 consist of fees paid to Tait Weller for the audit of the Funds’ December 31, 2025 and December 31, 2024 annual financial statements included in the Annual Report on Form 10-K for the years ended December 31, 2025 and December 31, 2024, for the review of the financial statements included in each Form 10-Q, and for the audits of financial statements included with registration statements. Tax fees include certain tax compliance and reporting services provided by PricewaterhouseCoopers (“PwC”) to the Trust, including processing beneficial ownership information as it relates to the preparation of tax reporting packages and the subsequent delivery of related information to the IRS. Services also include assistance with tax reporting and related information using a web-based tax package product developed by PwC and a toll-free tax package support help line.

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

Exhibit No.	Description of Document
3.1*	Restated Certificate of Trust
4.1**	Trust Agreement
4.2**	Form of Authorized Participant Agreement
4.3***	Description of Shares of Beneficial Interest
10.1**	Form of Sponsor Agreement
10.2**	Form of Transfer Agency Services Agreement
10.3**	Form of Custodian Agreement
10.4**	Form of Marketing Agent Agreement
10.5**	Form of Futures Account Agreement
10.6**	Form of Administration Servicing Agreement
10.7**	Form of Sub-Administration Servicing Agreement
10.8**	Form of Fund Accounting Servicing Agreement
19.1****	Insider Trading Policy
23.1****	Accounting Firm Consent
31.1****	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2****	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1****	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2****	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1****	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated by reference to the Trust’s Registration Statement, filed on January 6, 2022

**	Incorporated by reference to the Trust’s Registration Statement, filed on August 26, 2020

***	Incorporated by reference to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on March 28, 2025

****	Included herewith

Item 16. Form 10-K Summary.

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VS TRUST

/s/ Justin Young
By:	Justin Young
Principal Executive Officer

Date: March 31, 2026

/s/ Justin Young
By:	Justin Young
Principal Financial and Accounting Officer

Date: March 31, 2026

VS TRUST

Financial Statements as of December 31, 2025 and December 31, 2024

Index

Documents	Page
Report of Independent Registered Public Accounting Firm (PCAOB number: 238)	F-2
Statements of Financial Condition, Schedule of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity and Statements of Cash Flows:	F-4-F-7
-1x Short VIX Futures ETF	F-8
2x Long VIX Futures ETF	F-12
Combined VS Trust	F-16
Notes to Financial Statements	F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

taitweller.com

To Management of the Trust’s Sponsor of

VS Trust

Opinion on the Financial Statements

We have audited the accompanying combined statements of assets and liabilities of VS Trust as of December 31, 2025 and 2024, and the related combined statements of operations, changes in net assets, and cash flows for the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “combined financial statements”). In our opinion, the combined financial statements present fairly, in all material respects, the combined financial position of the Trust as of December 31, 2025 and 2024, and the results of their combined operations, combined changes in net assets, and combined cash flows for the periods stated above, in conformity with accounting principles generally accepted in the United States of America

We have also audited the accompanying statements of assets and liabilities of -1x Short VIX Futures ETF and 2x Long VIX Futures ETF (the “Funds”), each a series of VS Trust, including the schedules of investments as of December 31, 2025 and 2024, and the related statements of operations, changes in net assets, cash flows and the financial highlights for the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Funds as of December 31, 2025 and 2024, and the results of their operations, changes in net assets, cash flows and financial highlights for the periods stated above, in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

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

To Management of the Trust’s Sponsor of

VS Trust

Our audits included performing procedures to assess the risks of material misstatement of the combined financial statements and financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined financial statements and financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined financial statements and financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

TAIT, WELLER & BAKER LLP

Philadelphia, Pennsylvania
March 31, 2026

VS Trust

Statements of Assets and Liabilities

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	For the Year Ended	For the Year Ended	For the Period Ended	For the Period Ended
	December 31, 2025	December 31, 2025	December 31, 2024	December 31, 2024
ASSETS
Cash	$62,207,349	$62,568,088	$-	$1,189,437
Investments in securities, at value *	891,000		114,106,682	52,819,184
Interest receivable	323,768	566,111	595,610	383,703
Prepaid expenses and other assets	-	-	13,472	52,844
Deposits at Broker for Futures and Options Contracts	154,886,352	263,069,326	206,471,251	130,007,592
Variation margin receivable	-	6,528,043	-	4,152,478
Other receivable	946		4,952	-
Total Assets	218,309,415	332,731,568	321,191,967	188,605,238

LIABILITIES
Payables
Variation margin payable	2,218,776	-	3,655,035	-
Fund shares redeemed	3,154,086	-	16,505,580	-
Payable to sponsor	274,236	532,673	350,201	318,004
Administrative, accounting and custodian fees payable	107,440	236,135	69,969	16,395
Professional fees payable	497,493	518,681	313,037	444,580
Licensing and registration fees payable	26,084	152,979	174,322	115,000
Total Liabilities	6,278,115	1,440,468	21,068,144	893,979
NET ASSETS	$212,031,300	$331,291,100	$300,123,823	$187,711,259

NET ASSETS CONSIST OF:
Paid-in capital	$56,990,152	$1,369,394,819	$173,281,568	$574,080,151
Total distributable earnings (accumulated deficit)	155,041,148	(1,038,103,719)	126,842,255	(386,368,892)
Net Assets	$212,031,300	$331,291,100	$300,123,823	$187,711,259

Net Asset Value (unlimited shares authorized):
Class I (unlimited shares authorized):
Net Assets	$212,031,300	$331,291,100	$300,123,823	$187,711,259
Shares Outstanding^	8,740,000	58,157,473	11,820,000	5,531,498	(1)
Net Asset Value, Offering and Redemption Price per Share	$24.26	$5.70	$25.39	$33.93	(1)
Market Value per Share (Note 1)	$24.23	$5.71	$25.37	$34.00	(1)

*Investments in securities, at cost	$787,742	$-	$113,974,059	$52,819,184

^	No Par Value

(1)	Adjusted to reflect 1:10 reverse stock split on January 15, 2025.

See accompanying notes to the financial statements.

VS Trust

Statements of Operations

For the Year Ended December 31, 2025 and December 31, 2024

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	For the year ended	For the year ended	For the year ended	For the year ended
	December 31, 2025	December 31, 2025	December 31, 2024	December 31, 2024
INVESTMENT INCOME
Income:
Dividends	$-	$-	$623	$462
Interest income	5,624,000	7,296,332	4,872,443	2,045,886
Other Income (loss)	(656)	(117)	-	-
Total Income	5,623,344	7,296,215	4,873,066	2,046,348

Expenses:
Management fees	3,750,621	6,263,487	3,149,545	1,833,654
Administrative, accounting and custodian fees	352,123	583,466	228,761	148,419
Professional fees	793,755	649,491	357,241	552,720
Licensing and registration fees	204,411	376,839	152,993	84,511
Broker interest expense	-	-	47,307	-
Total Expenses	5,100,910	7,873,283	3,935,847	2,619,304
Net Investment income (loss)	522,434	(577,068)	937,219	(572,956)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FUTURES CONTRACTS
Net realized gain (loss) on:
Futures	12,772,306	(582,369,071)	24,472,687	(47,624,517)
Options	(7,677,724)	-	(8,015,082)	-
Net change in unrealized appreciation (depreciation) of:
Futures	22,611,243	(68,788,688)	(11,995,820)	16,445,324
Options	(29,366)	-	943,956	-
Net realized and unrealized gain (loss) on investments and futures contracts	27,676,459	(651,157,759)	5,405,741	(31,179,193)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$28,198,893	$(651,734,827)	$6,342,960	$(31,752,149)

See accompanying notes to financial statements.

VS Trust

Statements of Changes in Net Assets

For the Year Ended December 31, 2025 and December 31, 2024

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	For the year ended	For the year ended	For the year ended	For the year ended
	December 31, 2025	December 31, 2025	December 31, 2024	December 31, 2024

INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment gain (loss)	$522,434	$(577,068)	$937,219	$(572,956)
Net realized gain (loss) on investments and futures contracts	5,094,582	(582,369,071)	16,457,605	(47,624,517)
Net change in unrealized appreciation (depreciation) of investments and futures contracts	22,581,877	(68,788,688)	(11,051,864)	16,445,324
Net increase (decrease) in net assets resulting from operations	28,198,893	(651,734,827)	6,342,960	(31,752,149)

CAPITAL SHARE TRANSACTIONS
Shares sold	1,369,590,652	2,795,737,205	828,649,566	742,224,982
Shares redeemed	(1,485,882,068)	(2,000,422,537)	(659,926,122)	(592,426,570)
Net increase (decrease) in net assets from capital share transactions	(116,291,416)	795,314,668	168,723,444	149,798,412
Total increase (decrease) in net assets	(88,092,523)	143,579,841	175,066,404	118,046,263

NET ASSETS
Beginning of Period	300,123,823	187,711,259	125,057,419	69,664,996
End of Period	$212,031,300	$331,291,100	$300,123,823	$187,711,259

See accompanying notes to financial statements.

VS Trust

Statements of Cash Flows

For the Year Ended December 31, 2025 and December 31, 2024

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2025	December 31, 2024	December 31, 2024
CASH FLOW FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$28,198,893	$(651,734,827)	$6,342,960	$(31,752,149)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Purchase of investments	(1,261,442,331)	(1,470,810,543)	(1,049,664,730)	(675,548,842)
Proceeds from sales or maturities of investments held	1,366,950,923	1,523,629,727	943,404,021	630,738,811
Net realized gain/loss on investments in options	7,677,724	-	8,015,082	-
Net change in unrealized appreciation/depreciation on investments in options	29,366	-	(943,956)	-
Decrease (Increase) in Deposits at broker for futures and option contracts	51,584,899	(133,061,734)	(91,468,077)	(68,257,281)
Decrease (Increase) in Variation margin receivable	-	(2,375,565)	-	(4,003,885)
Decrease (Increase) in Prepaid expenses and other assets	13,472	52,844	3,309	(21,351)
Decrease (Increase) in interest receivable	271,842	(182,408)	(477,744)	(325,531)
Decrease (Increase) in other receivable	4,006	-	(2,113)	-
Decrease (Increase) in Due from Other	-	-	-	-
Increase (Decrease) in Variation margin payable	(1,436,259)	-	3,450,332	-
Increase (Decrease) in Payable to Sponsor	(75,965)	214,669	202,411	211,734
Increase (Decrease) in Due to Custodian	-	-	-	-
Increase (Decrease) in Due to Other	-	-	-	-
Increase (Decrease) in Administrative, accounting and custodian fees payable	35,640	219,740	41,904	(9,034)
Increase (Decrease) in Professional fees payable	184,456	74,101	158,625	310,856
Increase (Decrease) in Licensing and registration fees payable	(146,407)	37,979	123,954	47,697
Net cash provided by (used in) operating activities	191,850,259	(733,936,017)	(180,814,022)	(148,608,975)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold, net of cost from shares purchased	1,369,590,652	2,795,737,205	828,649,566	742,224,982
Cost of shares redeemed	(1,499,233,562)	(2,000,422,537)	(652,867,942)	(592,426,570)
Net cash provided by (used in) financing activities	(129,642,910)	795,314,668	175,781,624	149,798,412

NET INCREASE (DECREASE) IN CASH	62,207,349	61,378,651	(5,032,398)	1,189,437
Beginning of Period	-	1,189,437	5,032,398	-
End of Period	$62,207,349	$62,568,088	$-	$1,189,437

See accompanying notes to financial statements.

-1x Short VIX Futures ETF

Schedule of Investments

December 31, 2025

PURCHASED OPTIONS - 0.5% (a)	Notional Amount	Contracts	Value
Call Options - 0.5%
CBOE Volatility Index, Expiration: 02/18/2026; Exercise Price: $28.00 (b)(c)	$13,455,000	9,000	$891,000
TOTAL PURCHASED OPTIONS (Cost $787,742)			891,000

TOTAL INVESTMENTS - 0.5% (Cost $787,742)			891,000
US Bank Money Market Deposit Account - 29.3% (d)			62,207,349
Other Assets in Excess of Liabilities - 70.2% (e)			148,932,951
TOTAL NET ASSETS - 100.0%			$212,031,300

Percentages are stated as a percent of net assets.

(a)	Non-income producing security.

(b)	Exchange-traded.

(c)	100 shares per contract.

(d)	The U.S. Bank Money Market Deposit Account (the “MMDA”) is a short-term vehicle in which the Fund holds cash balances. The MMDA will bear interest at a variable rate that is determined based on market conditions and is subject to change daily. The rate as of December 31, 2025 was 3.15%.

(e)	Includes cash of $154,886,352 that was pledged as collateral for futures and options contracts.

-1x Short VIX Futures ETF

Schedule of Futures Contracts

December 31, 2025

Description	Contracts Sold	Expiration Date	Notional Value	Value / Unrealized Appreciation (Depreciation)
CBOE VIX FUTURE Jan26	(6,632)	01/21/2026	$109,626,960	$15,094,491
CBOE VIX FUTURE Feb26	(5,526)	02/18/2026	102,396,780	2,169,843
Net Unrealized Appreciation (Depreciation)				$17,264,334

Summary of Fair Value Disclosure as of December 31, 2025

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

The following is a summary of the fair valuation hierarchy of the Fund’s securities as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Investments:
Purchased Options	$891,000	$–	$–	$891,000
Total Investments	$891,000	$–	$–	$891,000

Other Financial Instruments:
Futures Contracts*	$–	$17,264,334	$–	$17,264,334
Total Other Financial Instruments	$–	$17,264,334	$–	$17,264,334

*	The fair value of the Fund’s investment represents the unrealized appreciation (depreciation) as of December 31, 2025.

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

2x Long VIX Futures ETF

Schedule of Investments

December 31, 2025

TOTAL INVESTMENTS - 0.0% (Cost $0)	$-
US Bank Money Market Deposit Account - 18.9% (a)	62,568,088
Other Assets in Excess of Liabilities - 81.1% (b)	268,723,012
TOTAL NET ASSETS - 100.0%	$331,291,100

Percentages are stated as a percent of net assets.

(a)	The U.S. Bank Money Market Deposit Account (the “MMDA”) is a short-term vehicle in which the Fund holds cash balances. The MMDA will bear interest at a variable rate that is determined based on market conditions and is subject to change daily. The rate as of December 31, 2025 was 3.15%.

(b)	Includes cash of $263,069,326 that was pledged as collateral for futures and options contracts.

2x Long VIX Futures ETF

Schedule of Futures Contracts

December 31, 2025

Description	Contracts Purchased	Expiration Date	Notional Value	Value / Unrealized Appreciation (Depreciation)
CBOE VIX FUTURE Jan26	20,732	01/21/2026	$342,699,960	$(52,868,466)
CBOE VIX FUTURE Feb26	17,276	02/18/2026	320,124,280	(7,652,515)
Net Unrealized Appreciation (Depreciation)				$(60,520,981)

Summary of Fair Value Disclosure as of December 31, 2025

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

The following is a summary of the fair valuation hierarchy of the Fund’s securities as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Liabilities:
Other Financial Instruments:
Futures Contracts*	$–	$(60,520,981)	$–	$(60,520,981)
Total Other Financial Instruments	$–	$(60,520,981)	$–	$(60,520,981)

*	The fair value of the Fund’s investment represents the unrealized appreciation (depreciation) as of December 31, 2025.

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

VS Trust

Combined Statement of Assets and Liabilities

December 31, 2025

ASSETS
Cash	$124,775,437
Investments in securities, at value *	891,000
Interest receivable	889,879
Prepaid expenses and other assets	-
Receivable for shares sold	-
Deposits at Broker for Futures and Options Contracts	417,955,678
Variation margin receivable	6,528,043
Other receivable	946
Total Assets	551,040,983

LIABILITIES
Payables
Variation margin payable	2,218,776
Fund shares redeemed	3,154,086
Management fees payable	806,909
Administrative, accounting and custodian fees payable	343,575
Professional fees payable	1,016,174
Licensing and registration fees payable	179,063
Total Liabilities	7,718,583
NET ASSETS	$543,322,400

NET ASSETS CONSIST OF:
Paid-in capital	$1,426,384,971
Total distributable earnings (accumulated deficit)	(883,062,571)
Net Assets	$543,322,400

NET ASSET VALUE:
Class I (unlimited shares authorized):
Net Assets	$543,322,400
Shares Outstanding^	66,897,473

*Investments in securities, at cost	$787,742

^	No Par Value

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

VS Trust

COMBINED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2025

INVESTMENT INCOME
Income:
Dividends	$-
Interest income	12,920,332
Other income	(773)
Total Income	12,919,559

Expenses:
Management fees	10,014,108
Administrative, accounting and custodian fees	935,589
Professional fees	1,443,246
Licensing and registration fees	581,250
Broker interest expense	-
Total Expenses	12,974,193
Net Investment loss	(54,634)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FUTURES CONTRACTS
Net realized gain (loss) on:
Futures	(569,596,765)
Options	(7,677,724)
Net change in unrealized appreciation (depreciation) of:
Futures	(46,177,445)
Options	(29,366)
Net realized and unrealized gain (loss) on investments and futures contracts	(623,481,300)
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(623,535,934)

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

VS Trust

COMBINED STATEMENT OF CHANGES IN NET ASSETS

FOR THE YEAR ENDED DECEMBER 31, 2025

INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment gain (loss)	$(54,634)
Net realized gain (loss) on investments and futures contracts	(577,274,489)
Net change in unrealized appreciation (depreciation) of investments and futures contracts	(46,206,811)
Net decrease in net assets resulting from operations	(623,535,934)

CAPITAL SHARE TRANSACTIONS
Shares sold	4,165,327,857
Shares redeemed	(3,486,304,605)
Net increase in net assets from capital share transactions	679,023,252
Total increase in net assets	$55,487,318

NET ASSETS
Beginning of Year	$487,835,082
End of Year	$543,322,400

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

VS Trust

COMBINED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2025

CASH FLOW FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(623,535,934)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Purchase of investments	(2,732,252,874)
Proceeds from sales or maturities of investments held	2,890,580,650
Net realized gain/loss on investments held	7,677,724
Net change in unrealized appreciation/depreciation on investments in options	29,366
Decrease (Increase) in Deposits at broker for futures and option contracts	(81,476,835)
Decrease (Increase) in Variation margin receivable	(2,375,565)
Decrease (Increase) in Prepaid expenses and other assets	66,316
Decrease (Increase) in interest receivable	89,434
Decrease (Increase) in other receivables	4,006
Increase (Decrease) in Due to Other	-
Increase (Decrease) in Variation margin payable	(1,436,259)
Increase (Decrease) in Payable to Sponsor	138,704
Increase (Decrease) in Due to Custodian	-
Increase (Decrease) in Fund shares redeemed	-
Increase (Decrease) in Administrative, accounting and custodian fees payable	255,380
Increase (Decrease) in Professional fees payable	258,557
Increase (Decrease) in Licensing and registration fees payable	(108,428)
Net cash provided by (used in) operating activities	(542,085,758)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold, net of cost from shares purchased	4,165,327,857
Cost of shares redeemed	(3,499,656,099)
Net cash provided by (used in) financing activities	665,671,758
NET INCREASE IN CASH	123,586,000
Beginning of Year	1,189,437
End of Year	$124,775,437

See accompanying notes to the financial statements.

VS Trust

COMBINED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2024

CASH FLOW FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(25,409,189)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Purchase of investments	(1,725,213,572)
Proceeds from sales or maturities of investments held	1,574,142,832
Net realized gain/loss on investments held	8,015,082
Net change in unrealized appreciation/depreciation on investments in options	(943,956)
Decrease (Increase) in Deposits at broker for futures and option contracts	(159,725,358)
Decrease (Increase) in Variation margin receivable	(4,003,885)
Decrease (Increase) in Prepaid expenses and other assets	(18,042)
Decrease (Increase) in interest receivable	(803,275)
Decrease (Increase) in other receivables	(2,113)
Increase (Decrease) in Variation margin payable	3,450,332
Increase (Decrease) in Payable to Sponsor	414,145
Increase (Decrease) in Administrative, accounting and custodian fees payable	32,870
Increase (Decrease) in Professional fees payable	469,481
Increase (Decrease) in Licensing and registration fees payable	171,651
Net cash provided by (used in) operating activities	(329,422,997)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold, net of cost from shares purchased	1,570,874,548
Cost of shares redeemed	(1,245,294,512)
Net cash provided by (used in) financing activities	325,580,036
NET INCREASE IN CASH	(3,842,961)
Beginning of Year	5,032,398
End of Year	$1,189,437

See accompanying notes to the financial statements.

VS Trust

NOTES TO FINANCIAL STATEMENTS

December 31, 2025

NOTE 1 – ORGANIZATION

VS Trust (the “Trust”) is a Delaware statutory trust formed on October 24, 2019 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of December 31, 2025, the following two series of the Trust have commenced investment operations: -1x Short VIX Futures ETF (“SVIX”) and 2x Long VIX Futures ETF (“UVIX”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the Cboe BZX Exchange (“Cboe BZX”).

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

Statements of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statements of Financial Condition dated December 31, 2025 and December 31, 2024, and represents cash but does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the year ended December 31, 2025 were typically as follows. All times are Eastern Standard Time:

Fund	Create/Redeem Cut-off*(EST)	NAV Calculation Time (EST)	NAV Calculation Date
-1x Short VIX Futures ETF and	2:00 p.m.	4:00 p.m.	December 31, 2025
2x Long VIX Futures ETF	2:00 p.m.	4:00 p.m.	December 31, 2025

*	Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the year ended December 31, 2025.

Market value per Share is determined at the close of Cboe BZX and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the year ended December 31, 2025.

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

NOTE 3 – Reverse Share Splits

The table below includes reverse Share splits for Funds during the years ended December 31, 2024, and 2025. The ticker symbols did not change, and each Fund continues to trade on its primary listing exchange, as applicable.

Split Effective Date	Ticker	Fund	Split Ratio	Old CUSIP	New CUSIP
1/15/2025	UVIX	2x Long VIX Futures ETF	1:10	92891H507	92891H606

Period	Shares Owned	Hypothetical NAV	Value
Pre-Split	1,000	$10.00	$10,000.00
Post-Split	100	$100.00	$10,000.00

The reverse splits were applied retroactively for all periods presented, reducing the number of Shares outstanding for each such Fund resulting in a proportionate increase in the price per Share and per Share information of each such Fund. Therefore, the reverse splits did not change the aggregate net asset value of a shareholder’s investment at the time of the reverse split.

NOTE 4 – INVESTMENTS

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

The following table indicates the average volume when in use for the year ended December 31, 2025:

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of purchased options contracts:	$22,185,169	$-

The following table indicates the average volume when in use for the year ended December 31, 2024:

	-1x Short VIX	2x Long VIX
	Futures ETF	Futures ETF
Average notional value of purchased options contracts:	$40,945,769	$-

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

Fair values of derivative instruments as of December 31, 2025:

		Fair Value
-1x Short VIX Futures ETF	Statements of Assets and Liabilities Location	Assets	Liabilities
Purchased Option Contracts:
Index	Investments, at value	$891,000	$-
Short Futures Contracts:
Index	Unrealized Appreciation*	17,264,334	-
Total fair values of derivative instruments		$18,155,334	$-

2x Long VIX Futures ETF		Assets	Liabilities
Long Futures Contracts:
Index	Unrealized Depreciation*	$-	$(60,520,981)
Total fair values of derivative instruments		$-	$(60,520,981)

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Future Contracts. Only current day’s variation margin is reported within the Statement of Financial Condition in receivable/payable on open futures.

Fair values of derivative instruments as of December 31, 2024:

	Statements of
	Assets and Liabilities	Fair Value
-1x Short VIX Futures ETF	Location	Assets	Liabilities
Purchased Option Contracts:
Index	Investments, at value	$1,484,000	$-
Short Futures Contracts:
Index	Unrealized Depreciation*	-	(5,346,909)
Total fair values of derivative instruments		$1,484,000	$(5,346,909)

2x Long VIX Futures ETF		Assets	Liabilities
Long Futures Contracts:
Index	Unrealized Appreciation/(Depreciation)*	$9,252,011	$(984,305)
Total fair values of derivative instruments		$9,252,011	$(984,305)

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Future Contracts. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

The effect of derivative instruments on the Statement of Operations for the year ended December 31, 2025:

-1x Short VIX Futures ETF	Net Realized Gain (Loss) on Derivatives
Derivatives	Purchased Option Contracts*	Short Futures Contracts	Total
Index Contracts	$(7,677,724)	$12,772,306	$5,094,582
Total	$(7,677,724)	$12,772,306	$5,094,582

2x Long VIX Futures ETF
Derivatives	Purchased Option Contracts*	Long Futures Contracts	Total
Index Contracts	$-	$(582,369,071)	$(582,369,071)
Total	$-	$(582,369,071)	$(582,369,071)

-1x Short VIX Futures ETF	Net Change in Unrealized Appreciation (Depreciation) on Derivatives
Derivatives	Purchased Option Contracts**	Short Futures Contracts	Total
Index Contracts	$(29,366)	$22,611,243	$22,581,877
Total	$(29,366)	$22,611,243	$22,581,877

2x Long VIX Futures ETF
Derivatives	Purchased Option Contracts**	Long Futures Contracts	Total
Index Contracts	$-	$(68,788,688)	$(68,788,688)
Total	$-	$(68,788,688)	$(68,788,688)

*	The amounts disclosed are included in the realized gain (loss) on investments.
**	The amounts disclosed are included in the change in unrealized appreciation (depreciation) on investments.

The effect of derivative instruments on the Statement of Operations for the year ended December 31, 2024:

	Net Realized Gain (Loss) on Derivatives
-1x Short VIX Futures ETF	Purchased	Short
	Option	Futures
Derivatives	Contracts*	Contracts	Total
Index Contracts	$(8,015,082)	$24,472,687	$16,457,605
Total	$(8,015,082)	$24,472,687	$16,457,605

2x Long VIX Futures ETF	Purchased	Long
	Option	Futures
Derivatives	Contracts*	Contracts	Total
Index Contracts	$-	$(47,624,517)	$(47,624,517)
Total	$-	$(47,624,517)	$(47,624,517)

	Net Change in Unrealized Appreciation (Depreciation) on Derivatives
-1x Short VIX Futures ETF	Purchased	Short
	Option	Futures
Derivatives	Contracts**	Contracts	Total
Index Contracts	$943,956	$(11,995,820)	(11,051,864)
Total	$943,956	$(11,995,820)	(11,051,864)

2x Long VIX Futures ETF	Purchased	Long
	Option	Futures
Derivatives	Contracts**	Contracts	Total
Index Contracts	$-	$16,445,324	$16,445,324
Total	$-	$16,445,324	$16,445,324

*	The amounts disclosed are included in the realized gain (loss) on investments.
**	The amounts disclosed are included in the change in unrealized appreciation (depreciation) on investments.

The following table indicates the average volume when in use for the year ended December 31, 2025:

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of long futures contracts:	$-	$739,367,754
Average notional value of short futures contracts:	(263,212,613)	-

The following table indicates the average volume when in use for the year ended December 31, 2024:

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of long futures contracts:	$-	$233,976,048
Average notional value of short futures contracts:	(204,171,960)	-

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2025.

Fair Values of Derivative Instruments as of December 31, 2025
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
-1x Short VIX Futures ETF	$-	$-	$-	$2,218,776	$-	$2,218,776
2x Long VIX Futures ETF	6,528,043	-	6,528,043	-	-	-

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at December 31, 2025. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2025
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
-1x Short VIX Futures ETF	$(2,218,776)	$-	$-	$(2,218,776)
2x Long VIX Futures ETF	6,528,043	-	-	6,528,043

The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2024.

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

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at December 31, 2024. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

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

NOTE 5 – AGREEMENTS

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

From November 1, 2022 to September 16, 2024, Penserra Capital Management LLC (“Penserra”) served as the Funds’ commodity sub-adviser. During the period in which Penserra served as the commodity sub-adviser, the Sponsor oversaw and paid Penserra an annual sub-advisory fee of 0.20% for its services as commodity sub-adviser, based on each Fund’s average daily net assets (total assets of the Fund, minus the sum of its accrued liabilities) The Funds did not directly pay Penserra.

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

NOTE 6 – OFFERING COSTS

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

NOTE 7 – CREATION AND REDEMPTION OF CREATION UNITS

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

Transaction Fees for the year ended December 31, 2025 and the period ended December 31, 2024:

Fund	Year Ended December 31, 2025	Year Ended December 31, 2024
-1x Short VIX Futures ETF	$856,385	$728,178
2x Long VIX Futures ETF	1,438,416	794,405
	$2,294,801	$392,070

NOTE 8 – FINANCIAL HIGHLIGHTS

Selected data is for a Share outstanding throughout the year ended December 31, 2025 and December 31, 2024:

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2025	December 31, 2025 (6)	December 31, 2024	December 31, 2024 (6)
Net Asset Value, Beginning of Period	$25.39	$33.93	$37.78	$137.27
Net investment income (loss) (1)	0.03	(0.02)	0.13	(0.03)
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts (2)	(1.16)	(28.21)	(12.52)	(103.31)
Net Increase (Decrease) in Net Asset Value Resulting from Operations	(1.13)	(28.23)	(12.39)	(103.34)
Net Asset Value, End of Period	$24.26	$5.70	$25.39	$33.93
Market Value Per Share, at December 31, 2025 and December 31, 2024(3)	$24.23	$5.71	$25.37	$34.00
Total Return at Net Asset Value	-4.45%	-83.21%	-32.80%	-75.28%
Total Return at Market Value	-4.49%	-83.21%	-32.76%	-75.24%

Ratios to Average Net Assets: (4)
Expense ratio (5)	1.84%	2.07%	1.69%	2.36%
Net Investment Income (Loss)	0.19%	-0.15%	0.40%	-0.52%

(1)	Net investment income (loss) per share represents net investment income (loss) divided by the daily average shares of beneficial interest outstanding during the period.

(2)	Due to timing of capital share transactions, per share amounts may not compare with amounts appearing elsewhere within these Financial Statements.

(3)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.

(4)	Percentages are not annualized for the periods ended December 31, 2025 and December 31, 2024.

(5)	The expense ratio would be 1.84% and 2.07% respectively, for the year ended December 31, 2025 and 1.67% and 2.36% for the year ended December 31, 2024 if brokerage commissions and futures and futures account fees were excluded.

(6)	For 2x Long VIX Futures ETF, financial highlights have been adjusted to reflect a 1:10 reverse stock split occurring on January 15, 2025 as if it occurred at the commencement of operations.

See accompanying notes to financial statements.

NOTE 9 – RISK

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

NOTE 10 – SUBSEQUENT EVENTS

In preparing these financial statements, management has evaluated Fund related events and transactions for potential recognition or disclosure through the date the financial statements were issued. There were no other events or translations that occurred during the year that materially impacted the amounts or disclosures in the Funds’ financial statements.