Form 10-Q
period 2026-03-31
VS Trust
filed 2026-05-12
CIK 1793497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2026.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes ☐ No

As of March 31, 2026, the registrant had 52,977,473 shares of common stock, $0 par value per share, outstanding.

VS Trust

i

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Index

Documents	Page
Statements of Financial Condition, Schedule of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity, and Statements of Cash Flows:
-1x Short VIX Futures ETF	F-5
2x Long VIX Futures ETF	F-9
Notes to Financial Statements	F-13

VS Trust

Statements of Assets and Liabilities

March 31, 2026 (Unaudited) and December 31, 2025

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	March 31, 2026	March 31, 2026	December 31,	December 31,
	(Unaudited)	(Unaudited)	2025	2025
ASSETS
Cash	$147,996,873	$139,054,309	$62,207,349	$62,568,088
Investments in securities, at value *	442,800	-	891,000	-
Interest receivable	369,055	553,155	323,768	566,111
Receivable for shares sold	-	14,302,860	-	-
Deposits at Broker for Futures and Options Contracts	158,007,917	201,645,499	154,886,352	263,069,326
Variation margin receivable	29,193,177	-	-	6,528,043
Other receivable	-	4,291	946	-
Total Assets	$336,009,822	$355,560,114	$218,309,415	$332,731,568

LIABILITIES
Payables
Variation margin payable	$-	$64,933,436	2,218,776	$-
Fund shares redeemed	-	-	3,154,086	-
Management fees payable	272,185	554,767	274,236	532,673
Administrative, accounting and custodian fees payable	114,115	236,011	107,440	236,135
Professional fees payable	632,316	660,463	497,493	518,681
Licensing and registration fees payable	61,133	228,523	26,084	152,979
Total Liabilities	1,079,749	66,613,200	6,278,115	1,440,468
NET ASSETS	$334,930,073	$288,946,914	$212,031,300	$331,291,100

NET ASSETS CONSIST OF:
Paid-in capital	$260,203,308	$1,109,528,008	$56,990,152	$1,369,394,819
Total distributable earnings (accumulated deficit)	74,726,765	(820,581,094)	155,041,148	(1,038,103,719)
Net Assets	$334,930,073	$288,946,914	$212,031,300	$331,291,100

Net Asset Value (unlimited shares authorized):
Class I (unlimited shares authorized):
Net Assets	$334,930,073	$288,946,914	$212,031,300	$331,291,100
Shares Outstanding^	21,290,000	33,337,473	8,740,000	58,157,473
Net Asset Value, Offering and Redemption Price per Share	$15.73	$8.67	$24.26	$5.70
Market Value per Share (Note 2)	$15.71	$8.66	$24.23	$5.71

* Investments in securities, at cost	656,245	-	787,742	-

^ No Par Value

See accompanying notes to the financial statements.

VS Trust

Statements of Operations

For the Three Months Ended March 31, 2026 (Unaudited) and March 31, 2025 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31, 2026	March 31, 2026	March 31, 2025	March 31, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INVESTMENT INCOME
Income:
Interest income	930,362	1,480,822	$1,405,026	$1,193,644
Other Income	-	-	-	(117)
Total Income	930,362	1,480,822	1,405,026	1,193,527

Expenses:
Management fees	660,150	1,519,518	857,936	760,621
Administrative, accounting and custodian fees	55,202	110,495	72,632	41,812
Professional fees	137,467	146,718	72,762	92,991
Licensing and registration fees	33,219	75,544	47,651	42,351
Other	1,544	1,544	1,482	1,485
Total Expenses	887,582	1,853,819	1,052,463	939,260
Net Investment income/loss	42,780	(372,997)	352,563	254,267

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FUTURES CONTRACTS

Net realized gain (loss) on:
Options	(119,483)	-	(1,518,833)	-
Futures	(57,533,903)	141,513,502	(26,461,856)	78,077,648
Net change in unrealized appreciation (depreciation) of:
Options	(316,703)	-	90,533	-
Futures	(22,387,074)	76,382,120	(4,663,230)	2,686,893
Net realized and unrealized gain (loss) on investments and futures contracts	(80,357,163)	217,895,622	(32,553,386)	80,764,541
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(80,314,383)	$217,522,625	$(32,200,823)	$81,018,808

See accompanying notes to financial statements.

VS Trust

Statements of Changes in Net Assets

For the Three Months Ended March 31, 2026 (Unaudited) and March 31, 2025 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31, 2026	March 31, 2026	March 31, 2025	March 31, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment loss	$42,780	$(372,997)	$352,563	$254,267
Net realized gain (loss) on investments and futures contracts	(57,653,386)	141,513,502	(27,980,689)	78,077,648
Net change in unrealized appreciation (depreciation) of investments and futures contracts	(22,703,777)	76,382,120	(4,572,697)	2,686,893
Net increase (decrease) in net assets resulting from operations	(80,314,383)	217,522,625	(32,200,823)	81,018,808

CAPITAL SHARE TRANSACTIONS
Shares sold	304,358,978	386,600,768	390,239,425	518,833,233
Shares redeemed	(101,145,822)	(646,467,579)	(370,275,825)	(614,152,015)
Net increase (decrease) in net assets from capital share transactions	203,213,156	(259,866,811)	19,963,600	(95,318,782)
Total increase (decrease) in net assets	122,898,773	(42,344,186)	(12,237,223)	(14,299,974)

NET ASSETS
Beginning of Period	212,031,300	331,291,100	300,123,823	187,711,259
End of Period	$334,930,073	$288,946,914	$287,886,600	$173,411,286

See accompanying notes to the financial statements.

VS Trust

Statements of Cash Flows

For the Three Months Ended March 31, 2026 (Unaudited) and March 31, 2025 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31, 2026	March 31, 2026	March 31, 2025	March 31, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(80,314,383)	$217,522,625	$(32,200,823)	$81,018,808
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Purchase of investments	(2,148,257)	-	(309,357,715)	(346,744,537)
Proceeds from sales or maturities of investments held	2,160,271	-	310,243,297	331,823,198
Net realized gain/loss on investments in options	119,483	-	1,518,833	-
Net change in unrealized appreciation/depreciation on investments in options	316,703	-	(90,533)	-
Decrease (Increase) in Deposits at broker for futures and options contracts	(3,121,565)	61,423,827	51,878,887	5,556,301
Decrease (Increase) in Variation margin receivable	(29,193,177)	6,528,043	(1,471,674)	4,152,478
Decrease (Increase) in interest receivable	(45,287)	12,956	(31,797)	7,633
Decrease (Increase) in other receivables	946	(4,291)	(1,144)	(4,894)
Decrease (Increase) in Prepaid expenses and other assets	-	-	(9,962)	(12,564)
Increase (Decrease) in Variation margin payable	(2,218,776)	64,933,436	(3,655,035)	2,191,128
Increase (Decrease) in Payable to Sponsor	(2,051)	22,094	24,055	(130,791)
Increase (Decrease) in Administrative, accounting and custodian fees payable	6,675	(124)	37,743	6,095
Increase (Decrease) in Professional fees payable	134,823	141,782	(63,044)	(78,565)
Increase (Decrease) in Licensing and registration fees payable	35,049	75,544	40,192	30,822
Net cash provided by (used in) operating activities	(114,269,546)	350,655,892	16,861,280	77,815,112
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold, net of receivable for shares sold	304,358,978	372,297,908	369,920,125	518,833,233
Cost of shares redeemed, net of payable for shares redeemed	(104,299,908)	(646,467,579)	(386,781,405)	(597,837,782)
Net cash provided by (used in) financing activities	200,059,070	(274,169,671)	(16,861,280)	(79,004,549)
NET INCREASE (DECREASE) IN CASH	85,789,524	76,486,221	-	(1,189,437)
Beginning of Period	62,207,349	62,568,088	-	1,189,437
End of Period	$147,996,873	$139,054,309	$-	$-

See accompanying notes to the financial statements.

-1x Short VIX Futures ETF

Schedule of Investments

March 31, 2026 (Unaudited)

	Notional Amount	Contracts	Value
PURCHASED OPTIONS - 0.1% (a)
Call Options - 0.1%
CBOE Volatility Index, Expiration: 05/19/2026; Exercise Price: $55.00 (b)(c)	$13,635,000	5,400	$442,800
TOTAL PURCHASED OPTIONS (Cost $656,245)			442,800

TOTAL INVESTMENTS - 0.1% (Cost $656,245)			442,800
US Bank Money Market Deposit Account – 44.2% (d)			147,996,873
Other Assets in Excess of Liabilities - 55.7% (e)			186,490,400
TOTAL NET ASSETS - 100.0%			$334,930,073

Percentages are stated as a percent of net assets.

(a)	Non-income producing security.
(b)	Exchange-traded.
(c)	100 shares per contract.
(d)	The U.S. Bank Money Market Deposit Account (the “MMDA”) is a short-term vehicle in which the Fund holds cash balances. The MMDA will bear interest at a variable rate that is determined based on market conditions and is subject to change daily. The rate as of March 31, 2026 was 3.15%.
(e)	Includes cash of $158,007,917 that was pledged as collateral for futures and options contracts.

See accompanying notes to the financial statements.

-1x Short VIX Futures ETF

Schedule of Futures Contracts

March 31, 2026 (Unaudited)

Description	Contracts Sold	Expiration Date	Notional Value	Value / Unrealized Appreciation (Depreciation)
CBOE VIX FUTURE Apr26	(6,418)	04/15/2026	$160,706,720	$(6,546,491)
CBOE VIX FUTURE May26	(7,131)	05/19/2026	174,281,640	1,423,751
Net Unrealized Appreciation (Depreciation)				$(5,122,740)

Summary of Fair Value Disclosure as of March 31, 2026 (Unaudited)

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

The following is a summary of the fair valuation hierarchy of the Fund’s securities as of March 31, 2026:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Purchased Options	$442,800	$–	$–	$442,800
Total Investments	$442,800	$–	$–	$442,800

Other Financial Instruments:
Futures Contracts *	$–	$1,423,751	$–	$1,423,751
Total Other Financial Instruments	$–	$1,423,751	$–	$1,423,751

Liabilities:

Other Financial Instruments:
Futures Contracts *	$–	$(6,546,491)	$–	$(6,546,491)
Total Other Financial Instruments	$–	$(6,546,491)	$–	$(6,546,491)

*	The fair value of the Fund’s investment represents the unrealized appreciation (depreciation) as of March 31, 2026.

Refer to the Schedule of Investments for further disaggregation of investment categories.

See accompanying notes to the financial statements.

-1x Short VIX Futures ETF

Schedule of Investments

December 31, 2025 (Unaudited)

	Notional Amount	Contracts	Value
PURCHASED OPTIONS - 0.5% (a)
Call Options - 0.5%
CBOE Volatility Index, Expiration: 02/18/2026; Exercise Price: $28.00 (b)(c)	$13,455,000	9,000	$891,000
TOTAL PURCHASED OPTIONS (Cost $787,742)			891,000

TOTAL INVESTMENTS - 0.5% (Cost $787,742)			891,000
US Bank Money Market Deposit Account - 29.3% (d)			62,207,349
Other Assets in Excess of Liabilities - 70.2% (e)			148,932,951
TOTAL NET ASSETS - 100.0%			$212,031,300

Percentages are stated as a percent of net assets.

(a)	Non-income producing security.
(b)	Exchange-traded.
(c)	100 shares per contract.
(d)	The U.S. Bank Money Market Deposit Account (the “MMDA”) is a short-term vehicle in which the Fund holds cash balances. The MMDA will bear interest at a variable rate that is determined based on market conditions and is subject to change daily. The rate as of December 31, 2025 was 3.15%.
(e)	Includes cash of $154,886,352 that was pledged as collateral for futures and options contracts.

See accompanying notes to the financial statements.

-1x Short VIX Futures ETF

Schedule of Futures Contracts

December 31, 2025 (Unaudited)

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

The following is a summary of the fair valuation hierarchy of the Fund’s securities as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Investments:
Purchased Options	$891,000	$—	$—	$891,000
Total Investments	$891,000	$—	$—	$891,000

Other Financial Instruments:
Futures Contracts*	$—	$17,264,334	$—	$17,264,334
Total Other Financial Instruments	$—	$17,264,334	$—	$17,264,334

*	The fair value of the Fund’s investment represents the net unrealized appreciation (depreciation) as of December 31, 2025.

Refer to the Schedule of Investments for further disaggregation of investment categories.

See accompanying notes to financial statements.

2x Long VIX Futures ETF

Schedule of Investments

as of March 31, 2026 (Unaudited)

TOTAL INVESTMENTS - 0.0% (Cost $0)	$-
US Bank Money Market Deposit Account – 48.1% (a)	139,054,309
Other Assets in Excess of Liabilities - 51.9% (b)	149,892,605
TOTAL NET ASSETS - 100.0%	$288,946,914

Percentages are stated as a percent of net assets.

(a)	The U.S. Bank Money Market Deposit Account (the “MMDA”) is a short-term vehicle in which the Fund holds cash balances. The MMDA will bear interest at a variable rate that is determined based on market conditions and is subject to change daily. The rate as of March 31, 2026 was 3.15%.
(b)	Includes cash of $201,645,499 that was pledged as collateral for futures and options contracts.

See accompanying notes to the financial statements.

2x Long VIX Futures ETF

Schedule of Futures Contracts

March 31, 2026 (Unaudited)

Description	Contracts Purchased	Expiration Date	Notional Value	Value / Unrealized Appreciation (Depreciation)
CBOE VIX FUTURE Apr26	11,073	04/15/2026	$277,267,920	$17,061,971
CBOE VIX FUTURE May26	12,303	05/19/2026	300,685,320	(1,200,832)
Net Unrealized Appreciation (Depreciation)				$15,861,139

Summary of Fair Value Disclosure as of March 31, 2026 (Unaudited)

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

The following is a summary of the fair valuation hierarchy of the Fund’s securities as of March 31, 2026:

	Level 1	Level 2	Level 3	Total
Assets:
Other Financial Instruments:
Futures Contracts *	$–	$17,061,971	$–	$17,061,971
Total Other Financial Instruments	$–	$17,061,971	$–	$17,061,971

Liabilities:
Other Financial Instruments:
Futures Contracts *	$–	$(1,200,832)	$–	$(1,200,832)
Total Other Financial Instruments	$–	$(1,200,832)	$–	$(1,200,832)

*	The fair value of the Fund’s investment represents the unrealized appreciation (depreciation) as of March 31, 2026.

Refer to the Schedule of Investments for further disaggregation of investment categories.

See accompanying notes to the financial statements.

 2x Long VIX Futures ETF

Schedule of Investments

as of December 31, 2025 (Unaudited)

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

as of December 31, 2025

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

The following is a summary of the fair valuation hierarchy of the Fund’s securities as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Liabilities:
Other Financial Instruments:
Futures Contracts*	$–	$(60,520,981)	$–	$(60,520,981)
Total Other Financial Instruments	$–	$(60,520,981)	$–	$(60,520,981)

*	The fair value of the Fund’s investment represents the net unrealized appreciation (depreciation) as of December 31, 2025.

Refer to the Schedule of Investments for further disaggregation of investment categories.

See accompanying notes to financial statements.

VS Trust

NOTES TO FINANCIAL STATEMENTS

March 31, 2026 (Unaudited)

NOTE 1 - ORGANIZATION

VS Trust (the “Trust”) is a Delaware statutory trust formed on October 24, 2019, and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of March 31, 2026, the following two series of the Trust have commenced investment operations: -1x Short VIX Futures ETF (“SVIX”) and 2x Long VIX Futures ETF (“UVIX”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the Cboe BZX Exchange (“Cboe BZX”).

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

Volatility Shares LLC (the “Sponsor”) is the sponsor of the Trust and the Funds. The Sponsor also will serve as the Trust’s commodity pool operator. The Funds are commodity pools, as defined under the “CEA” and the applicable regulations of the CFTC and are operated by the Sponsor, which is registered as a commodity pool operator with the CFTC. The Trust is not an investment company registered under the Investment Company Act of 1940.

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

Statements of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statements of Financial Condition dated March 31, 2026, and December 31, 2025, and represents cash, but does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the three months ended September 30, 2025, were typically as follows. All times are Eastern Standard Time:

Fund	Create/Redeem Cut-off* (EST)	NAV Calculation Time (EST)	NAV Calculation Date
-1x Short VIX Futures ETF and	2:00 p.m.	4:00 p.m.	March 31, 2026
2x Long VIX Futures ETF	2:00 p.m.	4:00 p.m.	March 31, 2026

*	Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended March 31, 2026.

Market value per Share is determined at the close of Cboe BZX and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the three months ended March 31, 2026.

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

Brokerage Commissions and Futures Account Fees

Each Fund pays its respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission (“CFTC”) regulated investments. The effects of trading spreads, financing costs/fees associated with Financial Instruments, and costs relating to the purchase of U.S. Treasury securities or similar high credit quality short-term fixed-income would also be borne by the Funds. Brokerage commissions on futures contracts are recognized on a half-turn basis (e.g., the first half is recognized when the contract is purchased (opened) and the second half is recognized when the transaction is closed). The Sponsor is currently paying brokerage commissions on VIX futures contracts for the Funds that exceed variable create/redeem fees collected by more than 0.04% and 0.09% for SVIX and UVIX, respectively, of each Fund's average net assets annually.

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

Statements of Assets and Liabilities

Fair values of derivative instruments as of March 31, 2026 (Unaudited) and December 31, 2025:

	Statements of	Fair Value		Statements of	Fair Value
	Assets and Liabilities	As of March 31, 2026 (Unaudited)		Assets and Liabilities	As of December 31, 2025
-1x Short VIX Futures ETF	Location	Assets	Liabilities	Location	Assets	Liabilities
Purchased Option Contracts:
Index	Investments, at value	$442,800	$-	Investments, at value	$891,000	$-
Short Futures Contracts:
Index	Unrealized Depreciation*	-	(5,122,740)	Unrealized Appreciation*	17,264,334	-
Total fair values of derivative instruments		$442,800	$(5,122,740)		$18,155,334	-

2x Long VIX Futures ETF		Assets	Liabilities		Assets	Liabilities
Long Futures Contracts:
Index	Unrealized Appreciation*	$15,861,139	$-	Unrealized Depreciation*	$-	$(60,520,981)
Total fair values of derivative instruments		$15,861,139	$-		$-	$(60,520,981)

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

Statement of Operations

The effect of derivative instruments on the Statement of Operations for the three months ended March 31, 2026 (Unaudited) and March 31, 2025 (Unaudited):

	Net Realized Gain (Loss) on Derivatives			Net Realized Gain (Loss) on Derivatives
	For the three months ended March 31, 2026 (Unaudited)			For the three months ended March 31, 2025 (Unaudited)
	Purchased	Short		Purchased	Short
-1x Short VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts*	Contracts	Total	Contracts*	Contracts	Total
Index Contracts	$(119,483)	$(57,533,903)	$(57,653,386)	$(1,518,833)	$(26,461,856)	$(27,980,689)
Total	$(119,483)	$(57,533,903)	$(57,653,386)	$(1,518,833)	$(26,461,856)	$(27,980,689)

	Purchased	Long		Purchased	Long
2x Long VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts*	Contracts	Total	Contracts*	Contracts	Total
Index Contracts	$-	$141,513,502	$141,513,502	$-	$78,077,648	$78,077,648
Total	$-	$141,513,502	$141,513,502	$-	$78,077,648	$78,077,648

	Net Change in Unrealized Appreciation (Depreciation) on Derivatives			Net Change in Unrealized Appreciation (Depreciation) on Derivatives
	For the three months ended March 31, 2026 (Unaudited)			For the three months ended March 31, 2025 (Unaudited)
	Purchased	Short		Purchased	Short
-1x Short VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts**	Contracts	Total	Contracts**	Contracts	Total
Index Contracts	$(316,703)	$(22,387,074)	$(22,703,777)	$90,533	$(4,663,230)	$(4,572,697)
Total	$(316,703)	$(22,387,074)	$(22,703,777)	$90,533	$(4,663,230)	$(4,572,697)

	Purchased	Long		Purchased	Long
2x Long VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts**	Contracts	Total	Contracts**	Contracts	Total
Index Contracts	$-	$76,382,120	$76,382,120	$-	$2,686,893	$2,686,893
Total	$-	$76,382,120	$76,382,120	$-	$2,686,893	$2,686,893

*	The amounts disclosed are included in the realized gain (loss) on investments.

**	The amounts disclosed are included in the unrealized appreciation (depreciation) on investments.

The following table indicates the average volume when in use for the quarter ended March 31, 2026 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of long futures contracts	$-	$689,615,808
Average notional value of short futures contracts	(273,506,050)	-

The following table indicates the average volume when in use for the quarter ended March 31, 2026 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of purchased options contracts	$13,377,600	$-

The following table indicates the average volume when in use for the quarter ended March 31, 2025 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of long futures contracts	$-	$361,208,955
Average notional value of short futures contracts	(294,031,130)	-

The following table indicates the average volume when in use for the quarter ended March 31, 2025 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of purchased options contracts	$22,060,300	$-

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of March 31, 2026 and December 31, 2025.

Fair Values of Derivative Instruments as of March 31, 2026 (Unaudited)
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
-1x Short VIX Futures ETF	$29,193,177	$-	$29,193,177	$-	$-	$-
2x Long VIX Futures ETF	-	-	-	64,933,436	-	64,933,436

Fair Values of Derivative Instruments as of December 31, 2025
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
-1x Short VIX Futures ETF	$-	$-	$-	$2,218,776	$-	$2,218,776
2x Long VIX Futures ETF	6,528,043	-	6,528,043	-	-	-

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at March 31, 2026 and December 31, 2025. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of March 31, 2026 (Unaudited)
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
-1x Short VIX Futures ETF	$29,193,177	$-	$-	$29,193,177
2x Long VIX Futures ETF	(64,933,436)	-	-	(64,933,436)

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2025
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
-1x Short VIX Futures ETF	$(2,218,776)	$-	$-	$(2,218,776)
2x Long VIX Futures ETF	6,528,043	-	-	6,528,043

NOTE 4 - AGREEMENTS

Management Fee

SVIX pays the Sponsor a management fee, monthly in arrears, in an amount equal to 1.35% per annum of its average daily net assets. UVIX pays the Sponsor a management fee, monthly in arrears, in an amount equal to 1.65% per annum of its average daily net assets. “Average daily net assets” is calculated by dividing the month-end net assets of each Fund by the number of calendar days in such month.

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

Transaction Fees for the three months ended March 31, 2026 (Unaudited) and March 31, 2025 (Unaudited) were as follows:

Fund	Three Months Ended March 31, 2026 (Unaudited)	Three Months Ended March 31, 2025 (Unaudited)
-1x Short VIX Futures ETF	$121,615	$228,086
2x Long VIX Futures ETF	309,828	339,793
	$431,443	$567,880

NOTE 7 - FINANCIAL HIGHLIGHTS

Selected data is for a Share outstanding throughout the three months ended March 31, 2026 (Unaudited) and March 31, 2025 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended March 31, 2026 (Unaudited)	Quarter Ended March 31, 2026 (Unaudited)	Quarter Ended March 31, 2025 (Unaudited)	Quarter Ended March 31, 2025 (Unaudited)
Net Asset Value, Beginning of Period	$24.26	$5.70	$25.39	$33.93
Net investment income (loss) (1)	0.00 (6)	(0.01)	0.03	0.04
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts (2)	(8.53)	2.98	(5.10)	3.10
Net Increase (Decrease) in Net Asset Value Resulting from Operations	(8.53)	2.97	(5.07)	3.14
Net Asset Value, End of Period	$15.73	$8.67	$20.32	$37.07
Market Value Per Share, at March 31, 2026 and March 31, 2025	$15.71	$8.66	$20.34	$37.24
Total Return at Net Asset Value (4)	-35.15%	52.15%	-19.97%	9.25%
Total Return at Market Value (4)	-35.16%	51.66%	-19.83%	9.51%

Ratios to Average Net Assets: (5)
Expense ratio	1.82%	2.01%	1.66%	2.04%
Net Investment Income (Loss)	0.09%	-0.41%	0.55%	0.55%

(1)	Net investment income (loss) per share represents net investment income (loss) divided by the daily average shares of beneficial interest outstanding during the period.
(2)	Due to timing of capital share transactions, per share amounts may not compare with amounts appearing elsewhere within these Financial Statements.
(3)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
(4)	Percentages are not annualized for the period ended March 31, 2026 and March 31, 2025.
(5)	Percentages are annualized.
(6)	Amount represents less than $0.005 per share.

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

A number of factors may affect a Fund’s ability to achieve a high degree of correlation with its benchmark, and there can be no guarantee that a Fund will achieve a high degree of correlation. Failure to achieve a high degree of correlation may prevent a Fund from achieving its investment objective. In order to achieve a high degree of correlation with their underlying benchmarks, the Funds seek to rebalance their portfolios daily to keep exposure consistent with their investment objectives. Being materially under- or over-exposed to the benchmark may prevent such Funds from achieving a high degree of correlation with such benchmark. Market disruptions or closure, large amounts of assets into or out of the Funds, regulatory restrictions, extreme market volatility, and other factors will adversely affect such Funds’ ability to adjust exposure to requisite levels. The target amount of portfolio exposure is impacted dynamically by the benchmarks’ movements during each day. Other things being equal, more significant movement in the value of its benchmark up or down will require more significant adjustments to a Fund’s portfolio. Because of this, it is unlikely that the Funds will be perfectly exposed (i.e., -1x, -2x, as applicable) to its benchmark at the end of each day, and the likelihood of being materially under- or over-exposed is higher on days when the benchmark levels are volatile near the close of the trading day.

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

“Contango” and “Backwardation” Risk

The Funds typically hold futures contracts. As the futures contracts near expiration, they are generally replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in November 2025 may specify a January 2026 expiration. As that contract nears expiration, it may be replaced by selling the January 2026 contract and purchasing the contract expiring in March 2026. This process is referred to as “rolling.” Rolling may have a positive or negative impact on performance. For example, historically, the prices of certain types of futures contracts have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the January 2026 contract would take place at a price that is higher than the price at which the March 2026 contract is purchased, thereby creating a gain in connection with rolling. While certain types of futures contracts have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times.

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

Interest Income for the three months ended March 31, 2026 (Unaudited) and March 31, 2025 (Unaudited) were as follows:

Interest Income

Fund	Three Months Ended March 31, 2026 (Unaudited)	Three Months Ended March 31, 2025 (Unaudited)
-1x Short VIX Futures ETF	$930,362	$1,405,026
2x Long VIX Futures ETF	1,480,822	1,193,644
Total Trust	$2,411,184	$2,598,670

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2026, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended March 31, 2026.

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

The tables below provide information about each Fund’s Financial Instruments. As of March 31, 2026 (Unaudited) and December 31, 2025, each of the Fund’s positions were as follows:

-1x Short VIX Futures ETF

As of March 31, 2026, SVIX was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of March 31, 2026 (Unaudited) and December 31, 2025, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2026 (Unaudited)
Contract	Long or Short	Expiration Date	Contracts Sold	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE VIX FUTURE Apr26	Short	4/15/2026	(6,418)	$25.04	1,000	$(160,706,720)
CBOE VIX FUTURE May26	Short	5/19/2026	(7,131)	$24.44	1,000	$(174,281,640)

Futures Positions as of December 31, 2025
Contract	Long or Short	Expiration Date	Contracts Sold	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE VIX FUTURE Jan26	Short	1/21/2026	(6,632)	$16.53	1,000	$(109,626,960)
CBOE VIX FUTURE Feb26	Short	2/18/2026	(5,526)	$18.53	1,000	$(102,396,780)

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

2x Long VIX Futures ETF

As of March 31, 2026, UVIX was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2026 and December 31, 2025, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2026 (Unaudited)
Contract	Long or Short	Expiration Date	Contracts Purchased	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE VIX FUTURE Apr26	Long	4/15/2026	11,073	$25.04	1,000	$277,267,920
CBOE VIX FUTURE May26	Long	5/19/2026	12,303	$24.44	1,000	$300,685,320

Futures Positions as of December 31, 2025
Contract	Long or Short	Expiration	Contracts Purchased	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE VIX FUTURE Jan26	Long	1/21/2026	20,732	$16.53	1,000	$342,699,960
CBOE VIX FUTURE Feb25	Long	2/18/2026	17,276	$18.53	1,000	$320,124,280

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of March 31, 2026, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

b)	None.

b)	Not applicable.

(c)	The Trust does not purchase shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2026.

Title of Securities Registered	Amount Registered as of March 31, 2026	Shares Sold For the Three Months Ended March 31, 2026 (Unaudited)	Sale Price of Shares Sold For the Three Months Ended March 31, 2026 (Unaudited)
-1x Short VIX Futures ETF	Unlimited	4,700,000	$101,145,822
2x Long VIX Futures ETF	Unlimited	84,860,000	$646,467,579
Total Trust		89,560,000	$747,613,401

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or trustees of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act of 1933, as amended) for the three month period ended March 31, 2026.

Item 6. Exhibits.

Exhibit No.
31.1*	Description of Document Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Description of Document Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Description of Document Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 under the Securities Exchange Act of 1934

32.2*	Description of Document Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 under the Securities Exchange Act of 1934

101.INS	Inline XBRL Instance Document (1)

101.SCH	Inline XBRL Taxonomy Extension Schema (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (1)

104.1	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

(1)	Filed herewith.

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VS Trust

/s/ Justin Young
By:	Justin Young
Principal Executive Officer

Date: May 11, 2026

/s/ Justin Young
By:	Justin Young
Principal Financial and Accounting Officer

Date: May 11, 2026