Form 10-Q
period 2026-06-30
VS Trust
filed 2026-08-14
CIK 1793497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2026.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes ☐ No

As of June 30, 2026, the registrant had 102,527,473 shares of common stock, $0 par value per share, outstanding.

VS Trust

i

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Index

Documents	Page
Statements of Financial Condition, Schedule of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity, and Statements of Cash Flows:
-1x Short VIX Futures ETF	F-8
2x Long VIX Futures ETF	F-12
Notes to Financial Statements	F-16

VS Trust

Statements of Assets and Liabilities

June 30, 2026 (Unaudited) and December 31, 2025

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF		-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	June 30, 2026	June 30, 2026		December 31,	December 31,
	(Unaudited)	(Unaudited)		2025	2025
ASSETS
Cash	$60,646,726	$59,127,472		$62,207,349	$62,568,088
Investments in securities, at value *	426,600	-		891,000	-
Interest receivable	287,622	520,778		323,768	566,111
Receivable for shares sold	-	5,305,512		-	-
Deposits at Broker for Futures and Options Contracts	139,185,626	245,603,218		154,886,352	263,069,326
Variation margin receivable	4,556,961	-		-	6,528,043
Other receivable	1,146	1,592		946	-
Total Assets	$205,104,681	$310,558,572		$218,309,415	$332,731,568

LIABILITIES
Payables
Variation margin payable	$-	$13,963,481		$2,218,776	$-
Fund shares redeemed	3,820,832	-		3,154,086	-
Payable to Sponsor	206,482	489,396		274,236	532,673
Administrative, accounting and custodian fees payable	66,506	149,369		107,440	236,135
Professional fees payable	624,236	720,320		497,493	518,681
Licensing and registration fees payable	44,653	93,061		26,084	152,979
Total Liabilities	4,762,709	15,415,627		6,278,115	1,440,468
NET ASSETS	$200,341,972	$295,142,945		$212,031,300	$331,291,100

NET ASSETS CONSIST OF:
Paid-in capital	$23,134,384	$1,540,553,179		$56,990,152	$1,369,394,819
Total distributable earnings (accumulated deficit)	177,207,588	(1,245,410,234)		155,041,148	(1,038,103,719)
Net Assets	$200,341,972	$295,142,945		$212,031,300	$331,291,100

Net Asset Value (unlimited shares authorized):
Class I (unlimited shares authorized):
Net Assets	$200,341,972	$295,142,945		$212,031,300	$331,291,100
Shares Outstanding^	8,390,000	4,784,874	(1)	8,740,000	2,907,874	(1)
Net Asset Value, Offering and Redemption Price per Share	$23.88	$61.68	(1)	$24.26	$113.93	(1)
Market Value per Share (Note 2)	$23.78	$61.80	(1)	$24.23	$114.20	(1)

*Investments in securities, at cost	440,245	-		787,742	-

^	No Par Value
(1)	Adjusted to reflect a 1:20 reverse stock split on July 1, 2026, as if it occurred at the commencement of operations.

See accompanying notes to the financial statements.

VS Trust

Statements of Operations

For the Three Months Ended June 30, 2026 (Unaudited) and June 30, 2025 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	June 30, 2026	June 30, 2026	June 30, 2025	June 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INVESTMENT INCOME
Income:
Interest income	$994,637	$1,728,708	$2,385,094	$1,188,948
Other income	(47)	-	(607)	-
Total Income	994,590	1,728,708	2,384,487	1,188,948

Expenses:
Management fees	746,771	1,785,750	1,502,043	1,316,207
Administrative, accounting and custodian fees	77,594	139,637	82,841	48,909
Professional fees	22,783	95,017	78,270	97,340
Licensing and registration fees	34,096	56,631	48,181	42,822
Other	514	514	1,500	1,500
Total Expenses	881,758	2,077,549	1,712,835	1,506,778
Net Investment income/(loss)	112,832	(348,841)	671,652	(317,830)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FUTURES CONTRACTS

Net realized gain (loss) on:
Options	(1,559,062)	-	(1,965,313)	-
Futures	84,838,783	(349,299,765)	(71,701,776)	(5,105,107)
Net change in unrealized appreciation (depreciation) of:
Options	199,800	-	(342,534)	-
Futures	18,888,469	(75,180,533)	24,827,275	(89,185,485)

Net realized and unrealized gain (loss) on investments and futures contracts	102,367,990	(424,480,298)	(49,182,348)	(94,290,592)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$102,480,822	$(424,829,139)	$(48,510,696)	$(94,608,422)

See accompanying notes to financial statements.

VS Trust

Statements of Operations

For the Six Months Ended June 30, 2026 (Unaudited) and June 30, 2025 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Six Months Ended	Six Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026	June 30, 2025	June 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INVESTMENT INCOME
Income:
Interest income	$1,924,999	$3,209,530	$3,790,120	$2,382,591
Other income	(47)	-	(607)	(117)
Total Income	1,924,952	3,209,530	3,789,513	2,382,474

Expenses:
Management fees	1,406,921	3,305,268	2,359,979	2,076,828
Administrative, accounting and custodian fees	132,796	250,132	155,473	90,721
Professional fees	160,250	241,736	151,032	190,331
Licensing and registration fees	67,315	132,175	95,832	85,173
Other	2,058	2,058	2,983	2,983
Total Expenses	1,769,340	3,931,368	2,765,299	2,446,036
Net Investment income/(loss)	155,612	(721,838)	1,024,214	(63,562)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FUTURES CONTRACTS

Net realized gain (loss) on:
Options	(1,678,545)	-	(3,484,146)	-
Futures	27,304,880	(207,786,263)	(98,163,632)	72,972,541
Net change in unrealized appreciation (depreciation) of:
Options	(116,903)	-	(252,000)	-
Futures	(3,498,605)	1,201,586	20,164,045	(86,498,592)

Net realized and unrealized gain (loss) on investments and futures contracts	22,010,827	(206,584,677)	(81,735,733)	(13,526,051)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$22,166,439	$(207,306,515)	$(80,711,519)	$(13,589,613)

See accompanying notes to financial statements.

VS Trust

Statements of Changes in Net Assets

For the Three Months Ended June 30, 2026 (Unaudited) and June 30, 2025 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF		-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended		Quarter Ended	Quarter Ended
	June 30, 2026	June 30, 2026		June 30, 2025	June 30, 2025
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment gain (loss)	$112,832	$(348,841)		$671,652	$(317,830)
Net realized gain (loss) on investments and futures contracts	83,279,721	(349,299,765)		(73,667,089)	(5,105,107)
Net change in unrealized appreciation (depreciation) of investments and futures contracts	19,088,269	(75,180,533)		24,484,741	(89,185,485)
Net increase (decrease) in net assets resulting from operations	102,480,822	(424,829,139)		(48,510,696)	(94,608,422)

CAPITAL SHARE TRANSACTIONS
Shares sold	68,423,550	539,540,691		777,860,047	1,043,390,295
Shares redeemed	(305,492,473)	(108,515,521)		(748,288,765)	(525,203,375)
Net increase (decrease) in net assets from capital share transactions	(237,068,923)	431,025,170		29,571,282	518,186,920
Total increase (decrease) in net assets	(134,588,101)	6,196,031		(18,939,414)	423,578,498

NET ASSETS
Beginning of Period	334,930,073	288,946,914		287,886,600	173,411,286
End of Period	$200,341,972	$295,142,945		$268,947,186	$596,989,784

CHANGE IN SHARES ISSUED AND OUTSTANDING
Shares issued and outstanding at the beginning of the period	21,290,000	1,666,874	(1)	14,170,000	233,874	(1)
Subscriptions	3,170,000	4,339,500	(1)	59,980,000	1,755,500	(1)
Redemptions	(16,070,000)	(1,221,500	)(1)	(56,880,000)	(651,500	)(1)
Shares issued and outstanding at the end of the period	8,390,000	4,784,874	(1)	17,270,000	1,337,874	(1)

(1)	Adjusted to reflect a 1:20 reverse stock split on July 1, 2026, as if it occurred at the commencement of operations.

See accompanying notes to the financial statements.

VS Trust

Statements of Changes in Net Assets

For the Six Months Ended June 30, 2026 (Unaudited) and June 30, 2025 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF		-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Six Months Ended	Six Months Ended		Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026		June 30, 2025	June 30, 2025
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment gain (loss)	$155,612	$(721,838)		$1,024,214	$(63,562)
Net realized gain (loss) on investments and futures contracts	25,626,335	(207,786,263)		(101,647,778)	72,972,541
Net change in unrealized appreciation (depreciation) of investments and futures contracts	(3,615,508)	1,201,586		19,912,045	(86,498,592)
Net increase (decrease) in net assets resulting from operations	22,166,439	(207,306,515)		(80,711,519)	(13,589,613)

CAPITAL SHARE TRANSACTIONS
Shares sold	372,752,184	925,947,518		1,168,099,472	1,562,223,528
Shares redeemed	(406,607,952)	(754,789,158)		(1,118,564,590)	(1,139,355,390)
Net increase (decrease) in net assets from capital share transactions	(33,855,768)	171,158,360		49,534,882	422,868,138
Total increase (decrease) in net assets	(11,689,329)	(36,148,155)		(31,176,637)	409,278,525

NET ASSETS
Beginning of Period	212,031,300	331,291,100		300,123,823	187,711,259
End of Period	$200,341,972	$295,142,945		$268,947,186	$596,989,784

CHANGE IN SHARES ISSUED AND OUTSTANDING
Shares issued and outstanding at the beginning of the period	8,740,000	2,907,874	(1)	11,820,000	276,575	(1)(2)
Subscriptions	20,420,000	7,341,500	(1)	77,910,000	2,635,000	(1)(2)
Redemptions	(20,770,000)	(5,464,500	)(1)	(72,460,000)	(1,573,701	)(1)(2)
Shares issued and outstanding at the end of the period	8,390,000	4,784,874	(1)	17,270,000	1,337,874	(1)(2)

(1)	Adjusted to reflect a 1:20 reverse stock split on July 1, 2026, as if it occurred at the commencement of operations.
(2)	Adjusted to reflect a 1:10 reverse stock split on January 15, 2025, as if it occured at the commencement of operations.

See accompanying notes to the financial statements.

VS Trust

Statements of Cash Flows

For the Three Months Ended June 30, 2026 (Unaudited) and June 30, 2025 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	June 30, 2026	June 30, 2026	June 30, 2025	June 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$102,480,822	$(424,829,139)	$(48,510,696)	$(94,608,422)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Purchase of investments	(1,906,781)	-	(848,645,731)	(623,042,293)
Proceeds from sales or maturities of investments held	563,719	-	869,368,120	547,545,753
Net realized gain/loss on investments in options	1,559,062	-	1,965,313	-
Net change in unrealized appreciation/depreciation on investments in options	(199,800)	-	342,534	-
Decrease (Increase) in Deposits at broker for futures and options contracts	18,822,291	(43,957,719)	(22,210,123)	(315,252,018)
Decrease (Increase) in Variation margin receivable	24,636,216	-	(899,245)	-
Decrease (Increase) in interest receivable	81,433	32,377	5,283	(292,043)
Decrease (Increase) in other receivables	(1,146)	2,699	6,096	(2,604)
Decrease (Increase) in Prepaid expenses and other assets	-	-	(2,535)	(15,922)
Increase (Decrease) in Variation margin payable	-	(50,969,955)	-	8,449,780
Increase (Decrease) in Payable to Sponsor	(65,703)	(65,371)	(50,411)	514,222
Increase (Decrease) in Administrative, accounting and custodian fees payable	(47,609)	(86,642)	(64,695)	(19,118)
Increase (Decrease) in Professional fees payable	(8,080)	59,857	(26,928)	(49,148)
Increase (Decrease) in Licensing and registration fees payable	(16,480)	(135,462)	(167,564)	(107,628)
Net cash provided by (used in) operating activities	145,897,944	(519,949,355)	(48,890,582)	(476,879,440)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold, net of receivable for shares sold	68,423,550	548,538,038	798,179,347	1,018,397,048
Cost of shares redeemed, net of payable for shares redeemed	(301,671,641)	(108,515,520)	(748,288,765)	(541,517,608)
Net cash provided by (used in) financing activities	(233,248,091)	440,022,518	49,890,582	476,879,440
NET INCREASE (DECREASE) IN CASH	(87,350,147)	(79,926,837)	-	-
Beginning of Period	147,996,873	139,054,309	-	-
End of Period	$60,646,726	$59,127,472	$-	$-

See accompanying notes to the financial statements.

VS Trust

Statements of Cash Flows

For the Six Months Ended June 30, 2026 (Unaudited) and June 30, 2025 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Six Months Ended	Six Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026	June 30, 2025	June 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$22,166,439	$(207,306,515)	$(80,711,519)	$(13,589,613)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Purchase of investments	(4,055,038)	-	(1,158,003,446)	(969,786,830)
Proceeds from sales or maturities of investments held	2,723,990	-	1,178,611,417	879,368,952
Net realized gain/loss on investments in options	1,678,545	-	3,484,146	-
Net change in unrealized appreciation/depreciation on investments in options	116,903	-	252,000	-
Decrease (Increase) in Deposits at broker for futures contracts	15,700,726	17,466,108	29,668,764	(309,695,717)
Decrease (Increase) in Variation margin receivable	(4,556,961)	6,528,043	(2,370,919)	4,152,478
Decrease (Increase) in interest receivable	36,146	45,333	(26,514)	(284,410)
Decrease (Increase) in other receivables	(200)	(1,592)	4,952	(7,498)
Decrease (Increase) in Prepaid expenses and other assets	-	-	(12,497)	(28,488)
Decrease (Increase) in Due from Other	-	-	-	-
Increase (Decrease) in Due to Custodian	-	-	-	-
Increase (Decrease) in Due to Other	-	-	-	-
Increase (Decrease) in Variation margin payable	(2,218,776)	13,963,481	(3,655,035)	10,640,908
Increase (Decrease) in Payable to Sponsor	(67,754)	(43,277)	(26,356)	383,431
Increase (Decrease) in Administrative, accounting and custodian fees payable	(39,103)	(86,766)	(26,952)	(13,022)
Increase (Decrease) in Professional fees payable	126,743	201,639	(89,971)	(127,712)
Increase (Decrease) in Licensing and registration fees payable	16,738	(59,918)	(127,372)	(76,806)
Net cash provided by (used in) operating activities	31,628,399	(169,293,464)	(33,029,302)	(399,064,327)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold, net of receivable for shares sold	372,752,184	920,642,007	1,168,099,472	1,537,230,280
Cost of shares redeemed, net of payable for shares redeemed	(405,941,206)	(754,789,159)	(1,135,070,170)	(1,139,355,390)
Net cash provided by (used in) financing activities	(33,189,022)	165,852,848	33,029,302	397,874,890

NET INCREASE (DECREASE) IN CASH	(1,560,623)	(3,440,616)	-	(1,189,437)
Beginning of Period	62,207,349	62,568,088	-	1,189,437
End of Period	$60,646,726	$59,127,472	$-	$-

See accompanying notes to the financial statements.

-1x Short VIX Futures ETF

Schedule of Investments

June 30, 2026 (Unaudited)

	Notional Amount	Contracts	Value
PURCHASED OPTIONS - 0.2% (a)
Call Options - 0.2%
Cboe Volatility Index, Expiration: 08/19/2026; Exercise Price: $32.00 (b)(c)	$8,883,000	5,400	$426,600
TOTAL PURCHASED OPTIONS (Cost $440,245)			426,600

TOTAL INVESTMENTS – 0.2% (Cost $440,245)			426,600
US Bank Money Market Deposit Account – 30.3% (d)			60,646,726
Other Assets in Excess of Liabilities - 69.5% (e)			139,268,646
TOTAL NET ASSETS - 100.0%			$200,341,972

Percentages are stated as a percent of net assets.

(a)	Non-income producing security.
(b)	Exchange-traded.
(c)	100 shares per contract.
(d)	The U.S. Bank Money Market Deposit Account (the “MMDA”) is a short-term vehicle in which the Fund holds cash balances. The MMDA will bear interest at a variable rate that is determined based on market conditions and is subject to change daily. The rate as of June 30, 2026 was 3.15%.
(e)	Includes cash of 139,185,626 that was pledged as collateral for futures and options contracts.

-1x Short VIX Futures ETF

Schedule of Futures Contracts

June 30, 2026 (Unaudited)

Description	Contracts Sold	Expiration Date	Notional Value	Value / Unrealized Appreciation (Depreciation)
Cboe Volatility Index Jul26	(6,658)	07/22/2026	$119,377,940	$10,428,749
Cboe Volatility Index Aug26	(4,280)	08/19/2026	80,977,600	3,336,980
Net Unrealized Appreciation (Depreciation)				$13,765,729

Summary of Fair Value Disclosure as of June 30, 2026 (Unaudited)

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

The following is a summary of the fair valuation hierarchy of the Fund’s securities as of June 30, 2026:

	Level 1	Level 2	Level 3	Total
Investments:
Purchased Options	$426,600	$–	$–	$426,600
Total Investments	$426,600	$–	$–	$426,600

Other Financial Instruments:
Futures Contracts *	$–	$13,765,729	$–	$13,765,729
Total Other Financial Instruments	$–	$13,765,729	$–	$13,765,729

*	The fair value of the Fund’s investment represents the unrealized appreciation (depreciation) as of June 30, 2026.

Refer to the Schedule of Investments for further disaggregation of investment categories.

-1x Short VIX Futures ETF

Schedule of Investments

December 31, 2025 (Unaudited)

	Notional Amount	Contracts	Value
PURCHASED OPTIONS - 0.5% (a)
Call Options - 0.5%
Cboe Volatility Index, Expiration: 02/18/2026; Exercise Price: $28.00	$13,455,000	9,000	$891,000
TOTAL PURCHASED OPTIONS (Cost $787,742)			891,000

TOTAL INVESTMENTS - 0.5% (Cost $787,742)			891,000
US Bank Money Market Deposit Account, 29.3% (d)(e)			62,207,349
Other Assets in Excess of Liabilities - 70.2%			148,932,951
TOTAL NET ASSETS - 100.0%			$212,031,300

Percentages are stated as a percent of net assets.

(a)	Non-income producing security.
(b)	Exchange-traded.
(c)	100 shares per contract.
(d)	The U.S. Bank Money Market Deposit Account (the “MMDA”) is a short-term vehicle in which the Fund holds cash balances. The MMDA will bear interest at a variable rate that is determined based on market conditions and is subject to change daily. The rate as of December 31, 2025 was 3.15%.
(e)	Includes cash of $154,886,352 that was pledged as collateral for futures and options contracts.

-1x Short VIX Futures ETF

Schedule of Futures Contracts

December 31, 2025 (Unaudited)

Description	Contracts Sold	Expiration Date	Notional Value	Value / Unrealized Appreciation (Depreciation)
Cboe VIX FUTURES Jan26	(6,632)	01/21/2026	$109,626,960	$15,094,491
Cboe VIX FUTURES Feb26	(5,526)	02/18/2026	102,396,780	2,169,843
Net Unrealized Appreciation (Depreciation)				$17,264,334

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

2x Long VIX Futures ETF

Schedule of Investments

as of June 30, 2026 (Unaudited)

TOTAL INVESTMENTS - 0.0% (Cost $0)	$-
US Bank Money Market Deposit Account – 20.0% (a)	59,127,472
Other Assets in Excess of Liabilities - 80.0% (b)	236,015,473
TOTAL NET ASSETS - 100.0%	$295,142,945

Percentages are stated as a percent of net assets.

(a)	The U.S. Bank Money Market Deposit Account (the “MMDA”) is a short-term vehicle in which the Fund holds cash balances. The MMDA will bear interest at a variable rate that is determined based on market conditions and is subject to change daily. The rate as of June 30, 2026 was 3.15%.
(b)	Includes cash of 245,603,218 that was pledged as collateral for futures and options contracts.

2x Long VIX Futures ETF

Schedule of Futures Contracts

June 30, 2026 (Unaudited)

Description	Contracts Purchased	Expiration Date	Notional Value	Value / Unrealized Appreciation (Depreciation)
Cboe Volatility Index Jul26	19,618	07/22/2026	$351,750,740	$(47,842,185)
Cboe Volatility Index Aug26	12,612	08/19/2026	238,619,040	(11,477,211)
Net Unrealized Appreciation (Depreciation)				$(59,319,396)

Summary of Fair Value Disclosure as of June 30, 2026 (Unaudited)

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

The following is a summary of the fair valuation hierarchy of the Fund’s securities as of June 30, 2026:

	Level 1	Level 2	Level 3	Total
Other Financial Instruments:
Futures Contracts *	$–	$(59,319,396)	$–	$(59,319,396)
Total Other Financial Instruments	$–	$(59,319,396)	$–	$(59,319,396)

*	The fair value of the Fund’s investment represents the unrealized appreciation (depreciation) as of June 30, 2026.

Refer to the Schedule of Investments for further disaggregation of investment categories.

2x Long VIX Futures ETF

Schedule of Investments

as of December 31, 2025 (Unaudited)

Value
TOTAL INVESTMENTS - 0.0%(Cost $0)	$-
US Bank Money Market Deposit Account, 18.9%(a)	62,568,088
Other Assets in Excess of Liabilities - 81.1%	268,723,012
TOTAL NET ASSETS - 100.0%	$331,291,100

Percentages are stated as a percent of net assets.

(a)	The U.S. Bank Money Market Deposit Account (the “MMDA”) is a short-term vehicle in which the Fund holds cash balances. The MMDA will bear interest at a variable rate that is determined based on market conditions and is subject to change daily. The rate as of December 31, 2025 was 3.15%.
(b)	Includes cash of $263,069,326 that was pledged as collateral for futures and options contracts.

2x Long VIX Futures ETF

Schedule of Futures Contracts

as of December 31, 2025

Description	Contracts Purchased	Expiration Date	Notional Value	Value / Unrealized Appreciation (Depreciation)
Cboe VIX FUTURES Jan26	20,732	01/21/2026	$342,699,960	$(52,868,466)
Cboe VIX FUTURES Feb26	17,276	02/18/2026	320,124,280	(7,652,515)
Net Unrealized Appreciation (Depreciation)				$(60,520,981)

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

VS Trust

NOTES TO FINANCIAL STATEMENTS

June 30, 2026 (Unaudited)

NOTE 1 - ORGANIZATION

VS Trust (the “Trust”) is a Delaware statutory trust formed on October 24, 2019, and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of June 30, 2026, the following two series of the Trust have commenced investment operations: -1x Short VIX Futures ETF (“SVIX”) and 2x Long VIX Futures ETF (“UVIX”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the Cboe BZX Exchange (“Cboe BZX”).

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

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statements of Financial Condition dated June 30, 2026, December 31, 2025, and represents cash, but does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the three months ended June 30, 2026, were typically as follows. All times are Eastern Standard Time:

Fund	Create/Redeem Cut-off* (EST)	NAV Calculation Time (EST)	NAV Calculation Date
-1x Short VIX Futures ETF and	2:00 p.m.	4:00 p.m.	June 30, 2026
2x Long VIX Futures ETF	2:00 p.m.	4:00 p.m.	June 30, 2026

*	Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended June 30, 2026.

Market value per Share is determined at the close of Cboe BZX and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the three months ended June 30, 2026.

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

Statements of Assets and Liabilities

Fair values of derivative instruments as of June 30, 2026 (Unaudited) and December 31, 2025:

	Statements of	Fair Value		Statements of	Fair Value
	Assets and Liabilities	As of June 30, 2026 (Unaudited)		Assets and Liabilities	As of December 31, 2025
-1x Short VIX Futures ETF	Location	Assets	Liabilities	Location	Assets	Liabilities
Purchased Option Contracts:
Index	Investments, at value	$426,600	$-	Investments, at value	$891,000	$-
Short Futures Contracts:
Index	Unrealized Appreciation*	13,765,729	-	Unrealized Appreciation*	17,264,334	-
Total fair values of derivative instruments		$14,192,329	$-		$18,155,334	$-

2x Long VIX Futures ETF		Assets	Liabilities		Assets	Liabilities
Long Futures Contracts:
Index	Unrealized Appreciation*	$-	$(59,319,396)	Unrealized Appreciation*	-	$(60,520,981)
Total fair values of derivative instruments		$-	$(59,319,396)		$-	$(60,520,981)

*Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

Statement of Operations

The effect of derivative instruments on the Statement of Operations for the three months ended June 30, 2026 (Unaudited) and June 30, 2025 (Unaudited):

	Net Realized Gain (Loss) on Derivatives			Net Realized Gain (Loss) on Derivatives
	For the three months ended June 30, 2026 (Unaudited)			For the three months ended June 30, 2025 (Unaudited)
	Purchased	Short		Purchased	Short
-1x Short VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts*	Contracts	Total	Contracts*	Contracts	Total
Index Contracts	$(1,559,062)	$84,838,783	$83,279,721	$(1,965,313)	$(71,701,776)	$(73,667,089)
Total	$(1,559,062)	$84,838,783	$83,279,721	$(1,965,313)	$(71,701,776)	$(73,667,089)

	Purchased	Long		Purchased	Long
2x Long VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts*	Contracts	Total	Contracts*	Contracts	Total
Index Contracts	$-	$(349,299,765)	$(349,299,765)	$-	$(5,105,107)	$(5,105,107)
Total	$-	$(349,299,765)	$(349,299,765)	$-	$(5,105,107)	$(5,105,107)

	Net Change in Unrealized Appreciation (Depreciation) on Derivatives			Net Change in Unrealized Appreciation (Depreciation) on Derivatives
	For the three months ended June 30, 2026 (Unaudited)			For the three months ended June 30, 2025 (Unaudited)
	Purchased	Short		Purchased	Short
-1x Short VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts**	Contracts	Total	Contracts**	Contracts	Total
Index Contracts	$199,800	$18,888,469	$19,088,269	$(342,534)	$24,827,275	$24,484,741
Total	$199,800	$18,888,469	$19,088,269	$(342,534)	$24,827,275	$24,484,741

	Purchased	Long		Purchased	Long
2x Long VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts**	Contracts	Total	Contracts**	Contracts	Total
Index Contracts	$-	$(75,180,533)	$(75,180,533)	$-	$(89,185,485)	$(89,185,485)
Total	$-	$(75,180,533)	$(75,180,533)	$-	$(89,185,485)	$(89,185,485)

*	The amounts disclosed are incuded in the realized gain (loss) on investments.

**	The amounts disclosed are included in the change in unrealized appreciation (depreciation) on investments.

The following table indicates the average volume when in use for the quarter ended June 30, 2026 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of long futures contracts	$-	$584,161,510
Average notional value of short futures contracts	$(267,671,950)	-

The following table indicates the average volume when in use for the quarter ended June 30, 2026 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of purchased options contracts	$9,977,850	$-

The following table indicates the average volume when in use for the quarter ended June 30, 2025 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of long futures contracts	$-	$770,513,150
Average notional value of short futures contracts	(278,413,570)	-

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of purchased options contracts	$31,023,300	$-

Statement of Operations

The effect of derivative instruments on the Statement of Operations for the six months ended June 30, 2026 (Unaudited) and June 30, 2025 (Unaudited):

	Net Realized Gain (Loss) on Derivatives			Net Realized Gain (Loss) on Derivatives
	For the six months ended June 30, 2026 (Unaudited)			For the six months ended June 30, 2025 (Unaudited)
	Purchased	Short		Purchased	Short
-1x Short VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts*	Contracts	Total	Contracts*	Contracts	Total
Index Contracts	$(1,678,545)	$27,304,880	$25,626,335	$(3,484,146)	$(98,163,632)	$(101,647,778)
Total	$(1,678,545)	$27,304,880	$25,626,335	$(3,484,146)	$(98,163,632)	$(101,647,778)

	Purchased	Long		Purchased	Long
2x Long VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts*	Contracts	Total	Contracts*	Contracts	Total
Index Contracts	$-	$(207,786,263)	$(207,786,263)	$-	$72,972,541	$72,972,541
Total	$-	$(207,786,263)	$(207,786,263)	$-	$72,972,541	$72,972,541

	Net Change in Unrealized Appreciation (Depreciation) on Derivatives			Net Change in Unrealized Appreciation (Depreciation) on Derivatives
	For the six months ended June 30, 2026 (Unaudited)			For the six months ended June 30, 2025 (Unaudited)
	Purchased	Short		Purchased	Short
-1x Short VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts**	Contracts	Total	Contracts**	Contracts	Total
Index Contracts	$(116,903)	$(3,498,605)	$(3,615,508)	$(252,000)	$20,164,045	$19,912,045
Total	$(116,903)	$(3,498,605)	$(3,615,508)	$(252,000)	$20,164,045	$19,912,045

	Purchased	Long		Purchased	Long
2x Long VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts**	Contracts	Total	Contracts**	Contracts	Total
Index Contracts	$-	$1,201,586	$1,201,586	$-	$(86,498,592)	$(86,498,592)
Total	$-	$1,201,586	$1,201,586	$-	$(86,498,592)	$(86,498,592)

*	The amounts disclosed are incuded in the realized gain (loss) on investments.

**	The amounts disclosed are included in the change in unrealized appreciation (depreciation) on investments.

The following table indicates the average volume when in use for the six months ended June 30, 2026 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of long futures contracts	$-	$610,382,420
Average notional value of short futures contracts	$(249,122,546.67)	-

The following table indicates the average volume when in use for the six months ended June 30, 2026 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of purchased options contracts	$11,398,114	$-

The following table indicates the average volume when in use for the six months ended June 30, 2025 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of long futures contracts	$-	$638,862,547
Average notional value of short futures contracts	(285,671,710)	-

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of purchased options contracts	$26,864,171	$-

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of June 30, 2026 and December 31, 2025.

Fair Values of Derivative Instruments as of June 30, 2026 (Unaudited)
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
-1x Short VIX Futures ETF	$4,556,961	$-	$4,556,961	$-	$-	$-
2x Long VIX Futures ETF	-	-	-	(13,963,481)	-	(13,963,481)

Fair Values of Derivative Instruments as of December 31, 2025
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
-1x Short VIX Futures ETF	$-	$-	$-	$2,218,776	$-	$2,218,776
2x Long VIX Futures ETF	6,528,043	-	6,528,043	-	-	-

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at June 30, 2026 and December 31, 2025. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of June 30, 2026 (Unaudited)
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
-1x Short VIX Futures ETF	$4,556,961	$-	$-	$4,556,961
2x Long VIX Futures ETF	(13,963,481)	-	-	(13,963,481)

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2025
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
-1x Short VIX Futures ETF	$(2,218,776)	$-	$-	$(2,218,776)
2x Long VIX Futures ETF	6,528,043	-	-	6,528,043

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

Transaction Fees for the three months and six months ended June 30, 2026 (Unaudited) and June 30, 2025 (Unaudited) were as follows:

Fund	Three Months Ended June 30, 2026 (Unaudited)	Three Months Ended June 30, 2025 (Unaudited)
-1x Short VIX Futures ETF	$112,196	$457,707
2x Long VIX Futures ETF	192,554	470,437
	$304,750	$928,144

Fund	Six Months Ended June 30, 2026 (Unaudited)	Six Months Ended June 30, 2025 (Unaudited)
-1x Short VIX Futures ETF	$233,811	$685,793
2x Long VIX Futures ETF	502,383	810,230
	$736,194	$1,496,023

NOTE 7 - FINANCIAL HIGHLIGHTS

Selected data is for a Share outstanding throughout the three months ended June 30, 2026 (Unaudited) and June 30, 2025 (Unaudited):

VS Trust

Financial Highlights

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	June 30, 2026	June 30, 2026(7)	June 30, 2025	June 30, 2025(7)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Asset Value, Beginning of Period	$15.73	$173.37	$20.32	$741.40
Net investment income (loss) (1)	0.01	(0.08)	0.02	(0.09)
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts (2)	8.14	(111.61)	(4.77)	(294.60)
Net Increase (Decrease) in Net Asset Value Resulting from Operations	8.15	(111.69)	(4.75)	(294.20)
Net Asset Value, End of Period	$23.88	$61.68	$15.57	$446.20
Market Value Per Share, at June 30, 2026 and June 30, 2025	$23.78	$61.80	$15.51	$446.80
Total Return at Net Asset Value (4)	51.78%	-64.42%	-23.38%	-39.82%
Total Return at Market Value (4)	51.37%	-64.32%	-23.75%	-39.74%

Ratios to Average Net Assets: (5)
Expense ratio (6)	1.59%	1.92%	1.54%	1.89%
Net Investment Income (Loss)	0.20%	-0.32%	0.60%	-0.40%

(1)	Net investment income (loss) per share represents net investment income (loss) divided by the daily average shares of beneficial interest outstanding during the period.
(2)	Due to timing of capital share transactions, per share amounts may not compare with amounts appearing elsewhere within these Financial Statements.
(3)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
(4)	Percentages are not annualized for the period ended June 30, 2026 and June 30, 2025
(5)	Percentages are annualized.
(6)	The expense ratio would be 1.59% and 1.92% respectively, for the three months ended June 30, 2026, and 1.54% and 1.89% for the three months ended June 30, 2025 if brokerage commissions and futures and futures account fees were excluded.
(7)	Adjusted to reflect a 1:20 reverse stock split on July 1, 2026, as if it occurred at the commencement of operations.

See accompanying notes to financial statements.

NOTE 7 - FINANCIAL HIGHLIGHTS

Selected data is for a Share outstanding throughout the six months Ended June 30, 2026 (Unaudited) and June 30, 2025 (Unaudited)

VS Trust

Financial Highlights

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Six Months Ended	Six Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026(7)	June 30, 2025	June 30, 2025(7)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Asset Value, Beginning of Period	$24.26	$113.93	$25.39	$678.60
Net investment income (loss) (1)	0.01	(0.20)	0.05	(0.02)
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts (2)	(0.39)	(52.05)	(9.87)	(11.61)
Net Increase (Decrease) in Net Asset Value Resulting from Operations	(0.38)	(52.25)	(9.82)	(11.62)
Net Asset Value, End of Period	$23.88	$61.68	$15.57	$446.20
Market Value Per Share, at June 30, 2026 and June 30, 2025	$23.78	$61.80	$15.51	$446.80
Total Return at Net Asset Value (4)	-1.57%	-45.86%	-38.68%	-34.25%
Total Return at Market Value (4)	-1.86%	-45.88%	-38.86%	-34.00%

Ratios to Average Net Assets: (5)
Expense ratio (6)	1.70%	1.96%	1.58%	1.94%
Net Investment Income (Loss)	0.15%	-0.36%	0.59%	-0.05%

(1)	Net investment income (loss) per share represents net investment loss divided by the daily average shares of beneficial interest outstanding during the period.
(2)	Due to timing of capital share transactions, per share amounts may not compare with amounts appearing elsewhere within these Financial Statements.
(3)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
(4)	Percentages are not annualized for the periods ended June 30, 2026 and June 30, 2025
(5)	Percentages are annualized.
(6)	The expense ratio would be 1.70% and 1.96% respectively, for the six months ended June 30, 2026, and 1.58% and 1.94% for six months ended June 30, 2025, if brokerage commissions and futures and futures account fees were excluded.
(7)	Adjusted to reflect a 1:20 reverse stock split on July 1, 2026, as if it occurred at the commencement of operations.

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

Interest Income for the three months ended June 30, 2026 (Unaudited) and June 30, 2025 (Unaudited) were as follows:

Interest Income

Fund	Three Months Ended June 30, 2026 (Unaudited)	Three Months Ended June 30, 2025 (Unaudited)
-1x Short VIX Futures ETF	$994,637	$2,385,094
2x Long VIX Futures ETF	1,728,708	1,188,948
Total Trust	$2,723,345	$3,574,042

Income for the six months ended June 30, 2026 (Unaudited), and June 30, 2025 (Unaudited) were as follows.

Fund	Six Months Ended June 30, 2026 (Unaudited)	Six Months Ended June 30, 2025 (Unaudited)
-1x Short VIX Futures ETF	$1,924,999	$3,790,120
2x Long VIX Futures ETF	3,209,530	2,382,591
Total Trust	$5,134,529	$6,172,711

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2026, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended June 30, 2026.

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

The tables below provide information about each Fund’s Financial Instruments. As of June 30, 2026 (Unaudited) and December 31, 2025, each of the Fund’s positions were as follows:

-1x Short VIX Futures ETF

As of June 30, 2026, SVIX was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of June 30, 2026 (Unaudited) and December 31, 2025, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2026 (Unaudited)
Contract	Long or Short	Expiration Date	Contracts Sold	Valuation Price	Contract Multiplier	Notional Amount at Value
Cboe Volatility Index	Short	7/22/2026	(6,658)	$17.93	1,000	$(119,377,940)
Cboe Volatility Index	Short	8/19/2026	(4,280)	$18.92	1,000	$(80,977,600)

Futures Positions as of December 31, 2025
Contract	Long or Short	Expiration Date	Contracts Sold	Valuation Price	Contract Multiplier	Notional Amount at Value
Cboe Volatility Index	Short	1/21/2026	(6,632)	$16.53	1,000	$(109,626,960)
Cboe Volatility Index	Short	2/18/2026	(5,526)	$18.53	1,000	$(102,396,780)

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

2x Long VIX Futures ETF

As of June 30, 2026, UVIX was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2026 and December 31, 2025, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2026 (Unaudited)
Contract	Long or Short	Expiration Date	Contracts Purchased	Valuation Price	Contract Multiplier	Notional Amount at Value
Cboe Volatility Index	Long	7/22/2026	19,618	$17.93	1,000	$351,750,740
Cboe Volatility Index	Long	8/19/2026	12,612	$18.92	1,000	$238,619,040

Futures Positions as of December 31, 2025
Contract	Long or Short	Expiration	Contracts Purchased	Valuation Price	Contract Multiplier	Notional Amount at Value
Cboe Volatility Index	Long	1/21/26	20,732	$16.53	1,000	$342,699,960
Cboe Volatility Index	Long	2/18/26	17,276	$18.53	1,000	$320,124,280

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

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

b)	None.

b)	Not applicable.

(c)	The Trust does not purchase shares directly from its shareholders. The following tables summarize the redemptions by Authorized Participants during the three months ended June 30, 2026, and the six months ended June 30, 2026.

Title of Securities Registered	Amount Registered as of June 30, 2026	Shares Sold For the Three Months Ended June 30, 2026 (Unaudited)	Sale Price of Shares Sold For the Three Months Ended June 30, 2026 (Unaudited)
-1x Short VIX Futures ETF	Unlimited	3,170,000	$68,423,550
2x Long VIX Futures ETF	Unlimited	4,339,500	$539,540,691
Total Trust		7,509,500	$607,964,241

Title of Securities Registered	Amount Registered as of June 30, 2026	Shares Sold For the Six Months Ended June 30, 2026	Sale Price of Shares Sold For the Six Months Ended June 30, 2026
-1x Short VIX Futures ETF	Unlimited	20,420,000	$372,752,184
2x Long VIX Futures ETF	Unlimited	7,341,500	$925,947,518
Total Trust		27,761,500	$1,298,699,702

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or trustees of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act of 1933, as amended) for the three month period ended June 30, 2026, or the six month period ended June 30, 2026.

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

Date: August 14, 2026

/s/ Justin Young
By:	Justin Young
Principal Financial and Accounting Officer

Date: August 14, 2026