Form 10-Q
period 2026-09-30
VS Trust
filed 2026-11-13
CIK 1793497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2026.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes ☐ No

As of September 30, 2026, the registrant had 9,834,843 shares of common stock, $0 par value per share, outstanding.

VS Trust

 i

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Index

Documents	Page
Statements of Financial Condition, Schedule of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity, and Statements of Cash Flows:
-1x Short VIX Futures ETF	F-8
2x Long VIX Futures ETF	F-12
Notes to Financial Statements	F-16

VS Trust

Statements of Assets and Liabilities

September 30, 2026 (Unaudited) and December 31, 2025

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	September 30, 2026 (Unaudited)	September 30, 2026 (Unaudited)	December 31, 2025	December 31, 2025

ASSETS
Cash	$44,138,071	$38,916,083	$62,207,349	$62,568,088
Investments in securities, at value *	421,200	-	891,000	-
Interest receivable	207,623	251,991	323,768	566,111
Prepaid expenses and other assets	9,185	9,185	-	-
Deposit at broker for futures and options contracts	96,876,905	141,164,481	154,886,352	263,069,326
Variation margin receivable	-	2,627,351	-	6,528,043
Other receivable	-	1,646	946	-
Receivable for investment securities sold	56,632	-	-	-
Total Assets	$141,709,616	$182,970,737	$218,309,415	$332,731,568

LIABILITIES
Payables
Variation margin payable	$1,079,817	$-	$2,218,776	$-
Payable for investment securities purchased	143,169	-	-	-
Fund shares redeemed	-	5,485,650	3,154,086	-
Payable to Sponsor	152,130	245,536	274,236	532,673
Administrative, accounting and custodian fees payable	103,875	201,616	107,440	236,135
Professional fees payable	526,632	573,366	497,493	518,681
Licensing and registration fees payable	38,741	61,902	26,084	152,979
Total Liabilities	2,044,364	6,568,070	6,278,115	1,440,468
NET ASSETS	$139,665,252	$176,402,667	$212,031,300	$331,291,100

NET ASSETS CONSIST OF:
Paid-in capital	$-	$1,529,223,130	$56,990,152	$1,369,394,819
Total distributable earnings (accumulated deficit)	139,665,252	(1,352,820,463)	155,041,148	(1,038,103,719)
Net Assets	$139,665,252	$176,402,667	$212,031,300	$331,291,100

Net Asset Value (unlimited shares authorized):
Class I (unlimited shares authorized):
Net Assets	$139,665,252	$176,402,667	$212,031,300	$331,291,100
Shares Outstanding^	4,860,000	4,824,843	8,740,000	2,907,874	(1)
Net Asset Value, Offering and Redemption Price per Share	$28.74	$36.56	$24.26	$113.93	(1)
Market Value per Share (Note 2)	$28.73	$36.86	$24.23	$114.20	(1)

*Investments in securities, at cost	429,445	-	787,742	-

^	No Par Value
(1)	Adjusted to reflect a 1:20 reverse stock split on July 1, 2026, as if it occurred at the commencement of operations.

See accompanying notes to the financial statements.

VS Trust

Statements of Operations

For the Three Months Ended September 30, 2026 (Unaudited) and September 30, 2025 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	September 30, 2026	September 30, 2026	September 30, 2025	September 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INVESTMENT INCOME
Income:
Interest income	$670,070	$773,151	$884,596	$3,013,952
Other income	141	-	(49)	-
Total income	670,211	773,151	884,547	3,013,952

Expenses:
Management fees	549,611	932,983	685,215	2,390,308
Administrative, accounting and custodian fees	67,097	101,283	97,883	165,049
Professional fees	21,652	86,308	316,040	138,802
Licensing and registration fees	26,962	30,880	63,380	134,589
Other	2,375	2,375	1,574	1,574
Broker interest expense	-	-
Total expenses	667,697	1,153,829	1,164,092	2,830,322
Net investment income/loss	2,514	(380,678)	(279,545)	183,630

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FUTURES CONTRACTS
Net realized gain (loss) on:
Options	(989,072)	-	(2,530,152)	-
Futures	42,816,142	(158,401,337)	78,088,785	(499,794,282)
Net change in unrealized appreciation (depreciation) of:
Options	5,400	-	91,145
Futures	(11,412,323)	51,371,787	(10,466,131)	38,194,150

Net realized and unrealized gain (loss) on investments and futures contracts	30,420,147	(107,029,550)	65,183,647	(461,600,132)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$30,422,661	$(107,410,228)	$64,904,102	$(461,416,502)

See accompanying notes to financial statements.

VS Trust

Statements of Operations

For the Nine Months Ended September 30, 2026 (Unaudited) and September 30, 2025 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Nine Months Ended	Nine Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026	September 30, 2025	September 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INVESTMENT INCOME
Income:
Interest income	$2,595,069	$3,982,681	$4,674,716	$5,396,544
Other income (loss)	94	-	(656)	(117)
Total income	2,595,163	3,982,681	4,674,060	5,396,427

Expenses:
Management fees	1,956,532	4,238,251	3,045,194	4,467,136
Administrative, accounting and custodian fees	199,893	351,415	253,356	255,770
Professional fees	181,902	328,043	467,072	329,133
Licensing and registration fees	94,277	163,055	159,212	219,762
Other	4,433	4,433	4,557	4,557
Total expenses	2,437,037	5,085,197	3,929,391	5,276,358
Net investment income/loss	158,126	(1,102,516)	744,669	120,069

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FUTURES CONTRACTS
Net realized gain (loss) on:
Options	(2,667,617)	-	(6,014,298)	-
Futures	70,121,022	(366,187,600)	(20,074,846)	(426,821,741)
Net change in unrealized appreciation (depreciation) of:
Options	(111,503)	-	(160,855)	-
Futures	(14,910,928)	52,573,372	9,697,914	(48,304,442)

Net realized and unrealized gain (loss) on investments and futures contracts	52,430,974	(313,614,228)	(16,552,085)	(475,126,183)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$52,589,100	$(314,716,744)	$(15,807,416)	$(475,006,114)

See accompanying notes to financial statements.

VS Trust

Statements of Changes in Net Assets

For the Three Months Ended September 30, 2026 (Unaudited) and September 30, 2025 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	September 30, 2026	September 30, 2026	September 30, 2025	September 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment gain (loss)	$2,514	$(380,678)	$(279,545)	$183,630
Net realized gain (loss) on investments and futures contracts	41,827,070	(158,401,337)	75,558,633	(499,794,282)
Net change in unrealized appreciation (depreciation) of investments and futures contracts	(11,406,923)	51,371,787	(10,374,986)	38,194,150
Net increase (decrease) in net assets resulting from operations	30,422,661	(107,410,228)	64,904,102	(461,416,502)

CAPITAL SHARE TRANSACTIONS
Shares sold	38,156,443	151,799,059	47,029,604	596,922,833
Shares redeemed	(129,255,824)	(163,129,109)	(215,740,833)	(198,309,206)
Net increase (decrease) in net assets from capital share transactions(2)	(91,099,381)	(11,330,050)	(168,711,229)	398,613,627
Total increase (decrease) in net assets	(60,676,720)	(118,740,278)	(103,807,127)	(62,802,875)

NET ASSETS
Beginning of Period	200,341,972	295,142,945	268,947,186	596,989,784
End of Period	$139,665,252	$176,402,667	$165,140,059	$534,186,909

CHANGE IN SHARES ISSUED AND OUTSTANDING
Shares issued and outstanding at the beginning of the period	8,390,000	4,784,874	17,270,000	1,337,874	(1)
Subscriptions	1,530,000	3,300,000	2,600,000	2,068,500	(1)
Redemptions	(5,060,000)	(3,260,031)	(12,150,000)	718,500	(1)
Shares issued and outstanding at the end of the period	4,860,000	4,824,843	7,720,000	2,687,874	(1)

(1)	Adjusted to reflect a 1:20 reverse stock split on July 1, 2026, as if it occurred at the commencement of operations.

(2)	The change in net assets resulting from capital share transactions does not include reclassifications made on the Statements of Assets and Liabilities between paid-in capital and total distributable earnings.

See accompanying notes to the financial statements.

VS Trust

Statements of Changes in Net Assets

For the Nine Months Ended September 30, 2026 (Unaudited) and September 30, 2025 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF		-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Nine Months Ended	Nine Months Ended		Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026		September 30, 2025	September 30, 2025
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment gain (loss)	$158,126	$(1,102,516)		$744,669	$120,069
Net realized gain (loss) on investments and futures contracts	67,453,405	(366,187,600)		(26,089,144)	(426,821,741)
Net change in unrealized appreciation (depreciation) of investments and futures contracts	(15,022,431)	52,573,372		9,537,059	(48,304,442)
Net increase (decrease) in net assets resulting from operations	52,589,100	(314,716,744)		(15,807,416)	(475,006,114)

CAPITAL SHARE TRANSACTIONS
Shares sold	410,908,628	1,077,746,577		1,215,129,075	2,159,146,360
Shares redeemed	(535,863,776)	(917,918,266)		(1,334,305,423)	(1,337,664,596)
Net increase (decrease) in net assets from capital share transactions(3)	(124,955,148)	159,828,311		(119,176,348)	821,481,764
Total increase (decrease) in net assets	(72,366,048)	(154,888,433)		(134,983,764)	346,475,650

NET ASSETS
Beginning of period	212,031,300	331,291,100		300,123,823	187,711,259
End of period	$139,665,252	$176,402,667		$165,140,059	$534,186,909

CHANGE IN SHARES ISSUED AND OUTSTANDING
Shares issued and outstanding at the beginning of the period	8,740,000	2,907,874	(1)	11,820,000	276,575	(1)(2)
Subscriptions	21,950,000	10,641,500	(1)	80,510,000	4,703,500	(1)(2)
Redemptions	(25,830,000)	(8,724,531	)(1)	(84,610,000)	(2,292,201	)(1)(2)
Shares issued and outstanding at the end of the period	4,860,000	4,824,843	(1)	7,720,000	2,687,874	(1)(2)

(1)	Adjusted to reflect a 1:20 reverse stock split on July 1, 2026, as if it occurred at the commencement of operations.
(2)	Adjusted to reflect a 1:10 reverse stock split on January 15, 2025, as if it occured at the commencement of operations.

(3)	The change in net assets resulting from capital share transactions does not include reclassifications made on the Statements of Assets and Liabilities between paid-in capital and total distributable earnings.

See accompanying notes to the financial statements.

VS Trust

Statements of Cash Flows

For the Three Months Ended September 30, 2026 (Unaudited) and September 30, 2025 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	September 30, 2026	September 30, 2026	September 30, 2025	September 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$30,422,661	$(107,410,228)	$64,904,102	$(461,416,502)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Purchase of investments	(1,380,136)	-	(99,594,916)	(501,023,714)
Proceeds from sales or maturities of investments held	401,864	-	186,027,474	644,260,776
Net realized gain/loss on investments in options	989,072	-	2,530,152	-
Net change in unrealized appreciation/depreciation on investments in options	(5,400)	-	(91,145)	-
Decrease (increase) in deposits at broker for futures and options contracts	42,308,721	104,438,737	64,337,718	25,862,920
Decrease (increase) in variation margin receivable	4,556,961	(2,627,351)	1,409,521	-
Decrease (increase) in receivable for investment securities sold	(56,632)	-	-	-
Decrease (increase) in interest receivable	79,999	268,787	351,305	(98,622)
Decrease (increase) in other receivables	1,146	(54)	-	5,679
Decrease (increase) in prepaid expenses and other assets	(9,185)	(9,185)	18,537	54,416
Increase (decrease) in payable for investment securities purchased	143,169	-	-	-
Increase (decrease) in Due to Other	-	-	(93,629)	-
Increase (decrease) in variation margin payable	1,079,817	(13,963,481)	-	(4,273,921)
Increase (decrease) in payable to Sponsor	(54,352)	(243,860)	(122,395)	(33,488)
Increase (decrease) in payable for investments purchased	-	-	255,397	-
Increase (decrease) in administrative, accounting and custodian fees payable	37,369	52,247	190	23,457
Increase (decrease) in professional fees payable	(97,604)	(146,954)	279,753	105,385
Increase (decrease) in licensing and registration fees payable	(5,912)	(31,159)	(9,962)	42,325
Net cash provided by (used in) operating activities	78,411,558	(19,672,501)	220,202,102	(296,491,289)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold, net of receivable for shares sold	38,156,443	157,104,571	47,029,604	615,853,718
Cost of shares redeemed, net of payable for shares redeemed	(133,076,656)	(157,643,459)	(215,740,833)	(198,309,206)
Net cash provided by (used in) financing activities	(94,920,213)	(538,888)	(168,711,229)	417,544,512
NET INCREASE (DECREASE) IN CASH	(16,508,655)	(20,211,389)	51,490,873	121,053,223
Beginning of period	60,646,726	59,127,472	-	-
End of period	$44,138,071	$38,916,083	$51,490,873	$121,053,223

See accompanying notes to the financial statements.

VS Trust

Statements of Cash Flows

For the Nine Months Ended September 30, 2026 (Unaudited) and September 30, 2025 (Unaudited)

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Nine Months Ended	Nine Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026	September 30, 2025	September 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$52,589,100	$(314,716,744)	$(15,807,416)	$(475,006,114)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Purchase of investments	(5,435,174)	-	(1,257,598,362)	(1,470,810,543)
Proceeds from sales or maturities of investments held	3,125,854	-	1,364,638,891	1,523,629,727
Net realized gain/loss on investments in options	2,667,617	-	6,014,298	-
Net change in unrealized appreciation/depreciation on investments in options	111,503	-	160,855	-
Decrease (increase) in deposits at broker for futures and options contracts	58,009,447	121,904,845	94,006,482	(283,832,797)
Decrease (increase) in variation margin receivable	-	3,900,692	(961,398)	4,152,478
Decrease (Increase) in receivable for investment securities sold	(56,632)	-	-	-
Decrease (increase) in interest receivable	116,145	314,120	324,791	(383,032)
Decrease (increase) in other receivables	946	(1,646)	4,952	(1,819)
Decrease (increase) in prepaid expenses and other assets	(9,185)	(9,185)	6,040	25,928
Increase (decrease) in payable for investment securities purchased	143,169	-	-	-
Increase (decrease) in Due to Other	-	-	(93,629)	-
Increase (decrease) in variation margin payable	(1,138,959)	-	(3,655,035)	6,366,987
Increase (decrease) in payable to Sponsor	(122,106)	(287,137)	(148,751)	349,943
Increase (decrease) in payable for investments purchased	-	-	255,397	-
Increase (decrease) in administrative, accounting and custodian fees payable	(1,734)	(34,519)	(26,762)	10,435
Increase (decrease) in professional fees payable	29,139	54,685	189,782	(22,327)
Increase (decrease) in licensing and registration fees payable	10,826	(91,077)	(137,334)	(34,481)
Net cash provided by (used in) operating activities	110,039,956	(188,965,966)	187,172,801	(695,555,615)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold, net of receivable for shares sold	410,908,628	1,077,746,577	1,215,129,075	2,153,083,997
Cost of shares redeemed, net of payable for shares redeemed	(539,017,862)	(912,432,616)	(1,350,811,003)	(1,337,664,596)
Net cash provided by (used in) financing activities	(128,109,234)	165,313,961	(135,681,928)	815,419,401

NET INCREASE (DECREASE) IN CASH	(18,069,278)	(23,652,005)	51,490,873	119,863,786
Beginning of period	62,207,349	62,568,088	-	1,189,437
End of period	$44,138,071	$38,916,083	$51,490,873	$121,053,223

See accompanying notes to the financial statements.

-1x Short VIX Futures ETF

Schedule of Investments

September 30, 2026 (Unaudited)

PURCHASED OPTIONS - 0.3% (a)	Notional Amount	Contracts	Value
Call Options - 0.3%
CBOE Volatility Index, Expiration: 11/18/2026; Exercise Price: $30.00 (b)(c)	$8,823,600	5,400	$421,200
TOTAL PURCHASED OPTIONS (Cost $429,445)			421,200

TOTAL INVESTMENTS - 0.3% (Cost $429,445)			421,200
US Bank Money Market Deposit Account - 31.6% (d)			44,138,071
Other Assets in Excess of Liabilities - 68.1% (e)			95,105,981
TOTAL NET ASSETS - 100.0%			$139,665,252

Percentages are stated as a percent of net assets.

(a)	Non-income producing security.
(b)	Exchange-traded.
(c)	100 shares per contract.
(d)	The U.S. Bank Money Market Deposit Account (the “MMDA”) is a short-term vehicle in which the Fund holds cash balances. The MMDA will bear interest at a variable rate that is determined based on market conditions and is subject to change daily. The rate as of September 30, 2026 was 3.35%.
(e)	Includes cash of $96,876,905 that was pledged as collateral for futures and options contracts.

-1x Short VIX Futures ETF

Schedule of Futures Contracts

September 30, 2026 (Unaudited)

Description	Contracts Sold	Expiration Date	Notional Value	Value / Unrealized Appreciation (Depreciation)
Cboe VIX FUTURES Oct26	(4,319)	10/21/2026	$(77,094,150)	$2,144,066
Cboe VIX FUTURES Nov26	(3,393)	11/18/2026	(62,600,850)	209,340
Net Unrealized Appreciation (Depreciation)				$2,353,406

Summary of Fair Value Disclosure as of September 30, 2026 (Unaudited)

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

The following is a summary of the fair valuation hierarchy of the Fund’s securities as of September 30, 2026:

	Level 1	Level 2	Level 3	Total
Investments:
Purchased Options	$421,200	$–	$–	$421,200
Total Investments	$421,200	$–	$–	$421,200

Other Financial Instruments:
Futures Contracts *	$–	$2,353,406	$–	$2,353,406
Total Other Financial Instruments	$–	$2,353,406	$–	$2,353,406

*	The fair value of the Fund’s investment represents the unrealized appreciation (depreciation) as of September 30, 2026.

Refer to the Schedule of Investments for further disaggregation of investment categories.

-1x Short VIX Futures ETF

Schedule of Investments

December 31, 2025 (Unaudited)

PURCHASED OPTIONS - 0.5% (a)	Notional Amount	Contracts	Value
Call Options - 0.5%
CBOE Volatility Index, Expiration: 02/18/2026; Exercise Price: $28.00 (b)(c)	$13,455,000	9,000	$891,000
TOTAL PURCHASED OPTIONS (Cost $787,742)			891,000

TOTAL INVESTMENTS - 0.5% (Cost $787,742)			891,000
US Bank Money Market Deposit Account, 29.3% (d)			62,207,349
Other Assets in Excess of Liabilities - 70.2% (e)			148,932,951
TOTAL NET ASSETS - 100.0%			$212,031,300

Percentages are stated as a percent of net assets.

(a)	Non-income producing security.
(b)	Exchange-traded.
(c)	100 shares per contract.
(d)	The U.S. Bank Money Market Deposit Account (the “MMDA”) is a short-term vehicle in which the Fund holds cash balances. The MMDA will bear interest at a variable rate that is determined based on market conditions and is subject to change daily. The rate as of December 31, 2025 was 3.15%.
(e)	Includes cash of $154,886,352 that was pledged as collateral for futures and options contracts.

-1x Short VIX Futures ETF

Schedule of Futures Contracts

December 31, 2025 (Unaudited)

Description	Contracts Sold	Expiration Date	Notional Value	Value / Unrealized Appreciation (Depreciation)
Cboe VIX FUTURES Jan26	(6,632)	01/21/2026	$(109,626,960)	$15,094,491
Cboe VIX FUTURES Feb26	(5,526)	02/18/2026	(102,396,780)	2,169,843
Net Unrealized Appreciation (Depreciation)				$17,264,334

Summary of Fair Value Disclosure as of December 31, 2025 (Unaudited)

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

The following is a summary of the fair valuation hierarchy of the Fund’s securities as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Investments:
Purchased Options	$891,000	$–	$–	$891,000
Total Investments	$891,000	$–	$–	$891,000

Other Financial Instruments:
Futures Contracts*	$–	$17,264,334	$–	$17,264,334
Total Other Financial Instruments	$–	$17,264,334	$–	$17,264,334

*	The fair value of the Fund's investment represents the unrealized appreciation (depreciation) as of December 31, 2025.

Refer to the Schedule of Investments for further disaggregation of investment categories.

See accompanying notes to financial statements.

2x Long VIX Futures ETF

Schedule of Investments

September 30, 2026 (Unaudited)

TOTAL INVESTMENTS - 0.0% (Cost $0)	$-
US Bank Money Market Deposit Account - 22.1% (a)	38,916,083
Other Assets in Excess of Liabilities - 77.9% (b)	137,486,584
TOTAL NET ASSETS - 100.0%	$176,402,667

Percentages are stated as a percent of net assets.

(a)	The U.S. Bank Money Market Deposit Account (the “MMDA”) is a short-term vehicle in which the Fund holds cash balances. The MMDA will bear interest at a variable rate that is determined based on market conditions and is subject to change daily. The rate as of September 30, 2026 was 3.35%.
(b)	Includes cash of $141,164,481 that was pledged as collateral for futures contracts.

2x Long VIX Futures ETF

Schedule of Futures Contracts

September 30, 2026 (Unaudited)

Description	Contracts Purchased	Expiration Date	Notional Value	Value / Unrealized Appreciation (Depreciation)
Cboe VIX FUTURES Oct26	10,909	10/21/2026	$194,725,650	$(6,978,747)
Cboe VIX FUTURES Nov26	8,572	11/18/2026	158,153,400	(968,862)
Net Unrealized Appreciation (Depreciation)				$(7,947,609)

Summary of Fair Value Disclosure as of September 30, 2026 (Unaudited)

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

The following is a summary of the fair valuation hierarchy of the Fund’s securities as of September 30, 2026:

	Level 1	Level 2	Level 3	Total
Liabilities:
Other Financial Instruments:
Futures Contracts *	$–	$(7,947,609)	$–	$(7,947,609)
Total Other Financial Instruments	$–	$(7,947,609)	$–	$(7,947,609)

*	The fair value of the Fund’s investment represents the unrealized appreciation (depreciation) as of September 30, 2026.

Refer to the Schedule of Investments for further disaggregation of investment categories.

2x Long VIX Futures ETF

Schedule of Investments

December 31, 2025 (Unaudited)

TOTAL INVESTMENTS – 0.0% (Cost $0)	$-
US Bank Money Market Deposit Account, 18.9% (a)	62,568,088
Other Assets in Excess of Liabilities - 81.1% (b)	268,723,012
TOTAL NET ASSETS - 100.0%	$331,291,100

Percentages are stated as a percent of net assets.

(a)	The U.S. Bank Money Market Deposit Account (the “MMDA”) is a short-term vehicle in which the Fund holds cash balances. The MMDA will bear interest at a variable rate that is determined based on market conditions and is subject to change daily. The rate as of December 31, 2025, was 3.15%.

(b)	Includes cash of $263,069,326 that was pledged as collateral for futures and options contracts.

2x Long VIX Futures ETF

Schedule of Futures Contracts

December 31, 2025 (Unaudited)

Description	Contracts Purchased	Expiration Date	Notional Value	Value / Unrealized Appreciation (Depreciation)
Cboe VIX FUTURES Jan26	20,732	01/21/2026	$342,699,960	$(52,868,466)
Cboe VIX FUTURES Feb26	17,276	02/18/2026	320,124,280	(7,652,515)
Net Unrealized Appreciation (Depreciation)				$(60,520,981)

Summary of Fair Value Disclosure as of December 31, 2025 (Unaudited)

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

The following is a summary of the fair valuation hierarchy of the Fund’s securities as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Other Financial Instruments:
Futures Contracts*	$–	$(60,520,981)	$–	$(60,520,981)
Total Other Financial Instruments	$–	$(60,520,981)	$–	$(60,520,981)

*	The fair value of the Fund's investment represents the unrealized appreciation (depreciation) as of December 31, 2025.

Refer to the Schedule of Investments for further disaggregation of investment categories.

See accompanying notes to financial statements.

VS Trust

NOTES TO FINANCIAL STATEMENTS

September 30, 2026 (Unaudited)

NOTE 1 - ORGANIZATION

VS Trust (the “Trust”) is a Delaware statutory trust formed on October 24, 2019, and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of September 30, 2026, the following two series of the Trust have commenced investment operations: -1x Short VIX Futures ETF (“SVIX”) and 2x Long VIX Futures ETF (“UVIX”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the Cboe BZX Exchange (“Cboe BZX”).

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

Statements of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statements of Financial Condition dated September 30, 2026, and December 31, 2025, and represents cash, but does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the three months ended September 30, 2026, were typically as follows. All times are Eastern Standard Time:

Fund	Create/Redeem Cut-off* (EST)	NAV Calculation Time (EST)	NAV Calculation Date
-1x Short VIX Futures ETF and	2:00 p.m.	4:00 p.m.	September 30, 2026
2x Long VIX Futures ETF	2:00 p.m.	4:00 p.m.	September 30, 2026

*	Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended September 30, 2026.

Market value per Share is determined at the close of Cboe BZX and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the three months ended September 30, 2026.

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

The following tables indicate the location of derivative related items on the Statement of Assets and Liabilities as well as the effect of derivative instruments on the Statement of Operations during the reporting period.

Statements of Assets and Liabilities

Fair values of derivative instruments as of September 30, 2026 (Unaudited) and December 31, 2025:

	Statements of	Fair Value		Statements of	Fair Value
	Assets and Liabilities	As of September 30, 2026 (Unaudited)		Assets and Liabilities	As of December 31, 2025
-1x Short VIX Futures ETF	Location	Assets	Liabilities	Location	Assets	Liabilities
Purchased Option Contracts:
Index	Investments, at value	$421,200	$-	Investments, at value	$891,000	$-
Short Futures Contracts:
Index	Unrealized Appreciation*	$2,353,406	$-	Unrealized Appreciation*	$17,264,334	$-
Total fair values of derivative instruments		$2,774,606	$-		$18,155,334	$-

2x Long VIX Futures ETF		Assets	Liabilities		Assets	Liabilities
Long Futures Contracts:
Index	Unrealized Depreciation*	$-	$(7,947,609)	Unrealized Depreciation*	-	$(60,520,981)
Total fair values of derivative instruments		$-	$(7,947,609)		$-	$(60,520,981)

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

Statements of Operations

The effect of derivative instruments on the Statement of Operations for the three months ended September 30, 2026 (Unaudited) and September 30, 2025 (Unaudited):

	Net Realized Gain (Loss) on Derivatives			Net Realized Gain (Loss) on Derivatives
	For the three months ended September 30, 2026 (Unaudited)			For the three months ended September 30, 2025 (Unaudited)
	Purchased	Short		Purchased	Short
-1x Short VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts*	Contracts	Total	Contracts*	Contracts	Total
Index Contracts	$(989,072)	$42,816,142	$41,827,070	$(2,530,152)	$78,088,785	$75,558,633
Total	$(989,072)	$42,816,142	$41,827,070	$(2,530,152)	$78,088,785	$75,558,633

	Purchased	Long		Purchased	Long
2x Long VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts*	Contracts	Total	Contracts*	Contracts	Total
Index Contracts	$-	$(158,401,337)	$(158,401,337)	$-	$(499,794,282)	$(499,794,282)
Total	$-	$(158,401,337)	$(158,401,337)	$-	$(499,794,282)	$(499,794,282)

	Net Change in Unrealized Appreciation (Depreciation) on Derivatives			Net Change in Unrealized Appreciation (Depreciation) on Derivatives
	For the three months ended September 30, 2026 (Unaudited)			For the three months ended September 30, 2025 (Unaudited)
	Purchased	Short		Purchased	Short
-1x Short VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts**	Contracts	Total	Contracts**	Contracts	Total
Index Contracts	$5,400	$(11,412,323)	$(11,406,923)	$91,145	$(10,466,131)	$(10,374,986)
Total	$5,400	$(11,412,323)	$(11,406,923)	$91,145	$(10,466,131)	$(10,374,986)

	Purchased	Long		Purchased	Long
2x Long VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts**	Contracts	Total	Contracts**	Contracts	Total
Index Contracts	$-	$51,371,787	$51,371,787	$-	$38,194,150	$38,194,150
Total	$-	$51,371,787	$51,371,787	$-	$38,194,150	$38,194,150

*	The amounts disclosed are incuded in the realized gain (loss) on investments.
**	The amounts disclosed are included in the change in unrealized appreciation (depreciation) on investments

The following table indicates the average volume when in use for the quarter ended September 30, 2026 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of long futures contracts	$-	$471,624,415
Average notional value of short futures contracts	(170,025,270)	-

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of purchased options contracts	$8,599,500	$-

The following table indicates the average volume when in use for the quarter ended September 30, 2025 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of long futures contracts	$-	$1,131,336,540
Average notional value of short futures contracts	(217,048,380)	-

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of purchased options contracts	$19,978,500	$-

The effect of derivative instruments on the Statement of Operations for the nine months ended September 30, 2026 (Unaudited) and September 30, 2025 (Unaudited):

	Net Realized Gain (Loss) on Derivatives			Net Realized Gain (Loss) on Derivatives
	For the nine months ended September 30, 2026 (Unaudited)			For the nine months ended September 30, 2025 (Unaudited)
	Purchased	Short		Purchased	Short
-1x Short VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts*	Contracts	Total	Contracts*	Contracts	Total
Index Contracts	$(2,667,617)	$70,121,022	$67,453,405	$(6,014,298)	$(20,074,846)	$(26,089,144)
Total	$(2,667,617)	$70,121,022	$67,453,405	$(6,014,298)	$(20,074,846)	$(26,089,144)

	Purchased	Long		Purchased	Long
2x Long VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts*	Contracts	Total	Contracts*	Contracts	Total
Index Contracts	$-	$(366,187,600)	$(366,187,600)	$-	$(426,821,741)	$(426,821,741)
Total	$-	$(366,187,600)	$(366,187,600)	$-	$(426,821,741)	$(426,821,741)

	Net Change in Unrealized Appreciation (Depreciation) on Derivatives			Net Change in Unrealized Appreciation (Depreciation) on Derivatives
	For the nine months ended September 30, 2026 (Unaudited)			For the nine months ended September 30, 2025 (Unaudited)
	Purchased	Short		Purchased	Short
-1x Short VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts**	Contracts	Total	Contracts**	Contracts	Total
Index Contracts	$(111,503)	$(14,910,928)	$(15,022,431)	$(160,855)	$9,697,914	$9,537,059
Total	$(111,503)	$(14,910,928)	$(15,022,431)	$(160,855)	$9,697,914	$9,537,059

	Purchased	Long		Purchased	Long
2x Long VIX Futures ETF	Option	Futures		Option	Futures
Derivatives	Contracts**	Contracts	Total	Contracts**	Contracts	Total
Index Contracts	$-	$52,573,372	$52,573,372	$-	$(48,304,442)	$(48,304,442)
Total	$-	$52,573,372	$52,573,372	$-	$(48,304,442)	$(48,304,442)

*	The amounts disclosed are incuded in the realized gain (loss) on investments.
**	The amounts disclosed are included in the change in unrealized appreciation (depreciation) on investments

The following table indicates the average volume when in use for the nine months ended September 30, 2026 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of long futures contracts	$-	$546,006,578
Average notional value of short futures contracts	(221,765,660)	-

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of purchased options contracts	$10,530,180	$-

The following table indicates the average volume when in use for the nine months ended September 30, 2025 (Unaudited):

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of long futures contracts	$-	$746,272,748
Average notional value of short futures contracts	(255,539,755)	-

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
Average notional value of purchased options contracts	$24,454,120	$-

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of September 30, 2026, and December 31, 2025.

Fair Values of Derivative Instruments as of September 30, 2026 (Unaudited)
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
-1x Short VIX Futures ETF	$-	$-	$-	$1,079,817	$-	$1,079,817
2x Long VIX Futures ETF	2,627,351	-	2,627,351	-	-	-

Fair Values of Derivative Instruments as of December 31, 2025
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
-1x Short VIX Futures ETF	$-	$-	$-	$2,218,776	$-	$2,218,776
2x Long VIX Futures ETF	6,528,043	-	6,528,043	-	-	-

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at September 30, 2026, and December 31, 2025. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of September 30, 2026 (Unaudited)
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
-1x Short VIX Futures ETF	$(1,079,817)	$-	$-	$(1,079,817)
2x Long VIX Futures ETF	2,627,351	-	-	2,627,351

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2025
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
-1x Short VIX Futures ETF	$(2,218,776)	$-	$-	$(2,218,776)
2x Long VIX Futures ETF	6,528,043	-	-	6,528,043

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

Transaction Fees for the three months and nine months ended September 30, 2026 (Unaudited) and September 30, 2025 (Unaudited) were as follows:

Fund	Three Months Ended September 30, 2026 (Unaudited)	Three Months Ended September 30, 2025 (Unaudited)
-1x Short VIX Futures ETF	$50,232	$78,808
2x Long VIX Futures ETF	96,301	238,498
	$146,533	$317,306

Fund	Nine Months Ended September 30, 2026 (Unaudited)	Nine Months Ended September 30, 2025 (Unaudited)
-1x Short VIX Futures ETF	$284,043	$764,601
2x Long VIX Futures ETF	598,685	1,048,728
	$882,728	$1,813,329

NOTE 7 - FINANCIAL HIGHLIGHTS

Selected data is for a Share outstanding throughout the three months ended September 30, 2026 (Unaudited) and September 30, 2025 (Unaudited):

VS Trust

Financial Highlights

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	September 30, 2026	September 30, 2026	September 30, 2025	September 30, 2025
	(Unaudited)	(Unaudited) (7)	(Unaudited)	(Unaudited) (7)
Net Asset Value, Beginning of Period	$23.88	$61.68	$15.57	$446.20
Net investment income (loss) (1)	0.00	(0.08)	(0.03)	0.07
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts (2)	4.86	(25.04)	5.85	(247.47)
Net Increase (Decrease) in Net Asset Value Resulting from Operations	4.86	(25.12)	5.82	(254.60)
Net Asset Value, End of Period	$28.74	$36.56	$21.39	$198.80
Market Value Per Share, at September 30, 2026 and September 30, 2025	$28.73	$36.86	$21.38	$198.60
Total Return at Net Asset Value (4)	20.35%	-40.73%	37.38%	-55.45%
Total Return at Market Value (4)	20.82%	-40.36%	37.85%	-55.75%

Ratios to Average Net Assets: (5)
Expense ratio (6)	1.64%	2.04%	2.29%	1.95%
Net Investment Income (Loss)	0.01%	-0.67%	-0.55%	0.13%

(1)	Net investment income (loss) per share represents net investment income (loss) divided by the daily average shares of beneficial interest outstanding during the period.
(2)	Due to timing of capital share transactions, per share amounts may not compare with amounts appearing elsewhere within these Financial Statements.
(3)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
(4)	Percentages are not annualized for the period ended September 30, 2026 and September 30, 2025
(5)	Percentages are annualized.
(6)	The expense ratio would be 1.64% and 2.04% respectively, for the three months ended September 30, 2026, and 2.29% and 1.95% for the three months ended September 30, 2025 if brokerage commissions and futures and futures account fees were excluded.
(7)	Adjusted to reflect a 1:20 reverse stock split on July 1, 2026, as if it occurred at the commencement of operations.

See accompanying notes to financial statements.

NOTE 7 - FINANCIAL HIGHLIGHTS

Selected data is for a Share outstanding throughout the nine months ended September 30, 2026 (Unaudited) and September 30, 2025 (Unaudited):

VS Trust

Financial Highlights

	-1x Short VIX Futures ETF	2x Long VIX Futures ETF	-1x Short VIX Futures ETF	2x Long VIX Futures ETF
	Nine Months Ended	Nine Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026	September 30, 2025	September 30, 2025
	(Unaudited)	(Unaudited) (7)	(Unaudited)	(Unaudited) (7)(8)
Net Asset Value, Beginning of Period	$24.26	$113.93	$25.39	$678.60
Net investment income (loss) (1)	0.02	(0.28)	0.04	0.20
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts (2)	4.46	(77.09)	(4.04)	(480.00)
Net Increase (Decrease) in Net Asset Value Resulting from Operations	4.48	(77.37)	(4.00)	(479.80)
Net Asset Value, End of Period	$28.74	$36.56	$21.39	$198.80
Market Value Per Share, at September 30, 2026 and September 30, 2025	$28.73	$36.86	$21.38	$198.60
Total Return at Net Asset Value (4)	18.47%	-67.91%	-15.75%	-70.70%
Total Return at Market Value (4)	18.57%	-67.72%	-15.73%	-70.79%

Ratios to Average Net Assets: (5)
Expense ratio (6)	1.68%	1.98%	1.74%	1.95%
Net Investment Loss	0.11%	-0.43%	0.33%	0.04%

(1)	Net investment income (loss) per share represents net investment loss divided by the daily average shares of beneficial interest outstanding during the period.
(2)	Due to timing of capital share transactions, per share amounts may not compare with amounts appearing elsewhere within these Financial Statements.
(3)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
(4)	Percentages are not annualized for the periods ended September 30, 2026 and September 30, 2025
(5)	Percentages are annualized.
(6)	The expense ratio would be 1.68% and 1.98% respectively, for the nine months ended September 30, 2026, and 1.74% and 1.95% for nine months ended September 30, 2025, if brokerage commissions and futures and futures account fees were excluded.
(7)	Adjusted to reflect a 1:20 reverse stock split on July 1, 2026, as if it occurred at the commencement of operations.
(8)	Adjusted to reflect a 1:10 reverse stock split on January 15, 2025, as if it occured at the commencement of operations.

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

A number of factors may affect a Fund’s ability to achieve a high degree of correlation with its benchmark, and there can be no guarantee that a Fund will achieve a high degree of correlation. Failure to achieve a high degree of correlation may prevent a Fund from achieving its investment objective. In order to achieve a high degree of correlation with their underlying benchmarks, the Funds seek to rebalance their portfolios daily to keep exposure consistent with their investment objectives. Being materially under- or over-exposed to the benchmark may prevent such Funds from achieving a high degree of correlation with such benchmark. Market disruptions or closure, large amounts of assets into or out of the Funds, regulatory restrictions, extreme market volatility, and other factors will adversely affect such Funds’ ability to adjust exposure to requisite levels. The target amount of portfolio exposure is impacted dynamically by the benchmarks’ movements during each day. Other things being equal, more significant movement in the value of its benchmark up or down will require more significant adjustments to a Fund’s portfolio. Because of this, it is unlikely that the Funds will be perfectly exposed (i.e., -1x, 2x, as applicable) to its benchmark at the end of each day, and the likelihood of being materially under- or over-exposed is higher on days when the benchmark levels are volatile near the close of the trading day.

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

Interest income for the three months ended September 30, 2026 (Unaudited) and September 30, 2025 (Unaudited) were as follows:

Interest Income
Fund	Three Months Ended September 30, 2026 (Unaudited)	Three Months Ended September 30, 2025 (Unaudited)
-1x Short VIX Futures ETF	$670,070	$884,596
2x Long VIX Futures ETF	773,151	3,013,952
Total Trust	$1,443,221	$3,898,548

Interest income for the nine months ended September 30, 2026 (Unaudited), and September 30, 2025 (Unaudited) were as follows:

Fund	Nine Months Ended September 30, 2026 (Unaudited)	Nine Months Ended September 30, 2025 (Unaudited)
-1x Short VIX Futures ETF	$2,595,069	$4,674,716
2x Long VIX Futures ETF	3,982,681	5,396,544
Total Trust	$6,577,750	$10,071,260

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2026, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

Management fee payments made to the Sponsor are calculated as a fixed percentage of each Fund’s NAV. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as NAVs are not known until a future date. The agreement with the Sponsor may be terminated by either party upon 30 days’ written notice to the other party.

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

For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended September 30, 2026.

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

The tables below provide information about each Fund’s Financial Instruments. As of September 30, 2026 (Unaudited) and December 31, 2025, each of the Fund’s positions were as follows:

-1x Short VIX Futures ETF

As of September 30, 2026, SVIX was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of September 30, 2026 (Unaudited) and December 31, 2025, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2026 (Unaudited)
Contract	Long or Short	Expiration Date	Contracts Sold	Valuation Price	Contract Multiplier	Notional Amount at Value
Cboe Volatility Index	Short	10/21/2026	(4,319)	$17.85	1,000	$(77,094,150)
Cboe Volatility Index	Short	11/18/2026	(3,393)	18.45	1,000	(62,600,850)

Futures Positions as of December 31, 2025
Contract	Long or Short	Expiration Date	Contracts Sold	Valuation Price	Contract Multiplier	Notional Amount at Value
Cboe Volatility Index	Short	1/21/2026	(6,632)	$16.53	1,000	$(109,626,960)
Cboe Volatility Index	Short	2/18/2026	(5,526)	18.53	1,000	(102,396,780)

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

2x Long VIX Futures ETF

As of September 30, 2026, UVIX was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2026 and December 31, 2025, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2026 (Unaudited)
Contract	Long or Short	Expiration Date	Contracts Purchased	Valuation Price	Contract Multiplier	Notional Amount at Value
Cboe Volatility Index	Long	10/21/2026	10,909	$17.85	1,000	$194,725,650
Cboe Volatility Index	Long	11/18/2026	8,572	18.45	1,000	158,153,400

Futures Positions as of December 31, 2025
Contract	Long or Short	Expiration	Contracts Purchased	Valuation Price	Contract Multiplier	Notional Amount at Value
Cboe Volatility Index	Long	1/21/2026	20,732	$16.53	1,000	$342,699,960
Cboe Volatility Index	Long	2/18/2026	17,276	18.53	1,000	320,124,280

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of September 30, 2026, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

b)	None.

b)	Not applicable.

(c)	The Trust does not purchase shares directly from its shareholders. The following tables summarize the redemptions by Authorized Participants during the three months ended September 30, 2026, and the nine months ended September 30, 2026.

Title of Securities Registered	Amount Registered as of September 30, 2026	Shares Sold For the Three Months Ended September 30, 2026 (Unaudited)	Sale Price of Shares Sold For the Three Months Ended September 30, 2026 (Unaudited)
-1x Short VIX Futures ETF	Unlimited	1,530,000	$38,156,443
2x Long VIX Futures ETF	Unlimited	3,300,000	151,799,059
Total Trust		4,830,000	$189,955,502

Title of Securities Registered	Amount Registered as of September 30, 2026	Shares Sold For the Nine Months Ended September 30, 2026		Sale Price of Shares Sold For the Nine Months Ended September 30, 2026
-1x Short VIX Futures ETF	Unlimited	21,950,000		$410,908,628
2x Long VIX Futures ETF	Unlimited	10,641,500	(1)	1,077,746,577
Total Trust		29,456,500		$1,488,655,205

(1)	Adjusted to reflect a 1:20 reverse stock split on July 1, 2026, as if it occurred at the commencement of operations.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or trustees of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act of 1933, as amended) for the three-month period ended September 30, 2026, or the nine-month period ended September 30, 2026.

Item 6. Exhibits.

Exhibit No.
31.1*	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 under the Securities Exchange Act of 1934

32.2*	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 under the Securities Exchange Act of 1934

101.INS	Inline XBRL Instance Document (1)

101.SCH	Inline XBRL Taxonomy Extension Schema (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (1)

104.1	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.

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

Date: November 13, 2026

/s/ Justin Young
By:	Justin Young
Principal Financial and Accounting Officer

Date: November 13, 2026